Form 10KSB
period 2005-12-31
PLASMATECH, INC.
filed 2006-08-21
CIK 1356735

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
                       Commission File Number: 333-133427


(Mark One)

[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                                PLASMATECH, INC.
               --------------------------------------------------
               (Exact Name of Issuer as Specified in Its Charter)

         Nevada                                                 56-2474226
-----------------------                                         ----------
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

                        2764 Lake Sahara drive, Suite 111
                            Las Vegas, Nevada, 89117
                               -------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (702) 851-1330
                                -----------------
              (Registrant's telephone number, including area code)

                      Nevada State Corporate Network, Inc.
                        2764 Lake Sahara Drive, Suite 111
                             Las Vegas, Nevada 89117
                                 (702) 838-8599
           (Name, Address, and Telephone Number of Agent for Service)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange). YES [ ]   NO [X]

Issuer's revenues for fiscal year 2006 -- $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the Company's common shares via a private placement offering of the common equity was $7,000 on September 15, 2005, $14,000 on September 23, 2005.

Indicate the number of shares outstanding of each of the issuer's classes of common shares at the latest practicable date. As of December 31, 2005 the registrant had 9,800,000 shares of common shares, $0.001 par value, issued and outstanding.

TABLE OF CONTENTS

Statement Regarding Forward-Looking Information

PART I
                                                                           Page
                                                                           ----
Item 1.   Description of Business..........................................   3
Item 2.   Description of Property..........................................   3
Item 3.   Legal Proceedings................................................   3
Item 4.   Submission of Matters to a Vote of Security Holders..............   4

PART II
Item 5.   Market for the Registrant's Common Equity and Related
            Shareholder Matters............................................   4
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................   4
Item 7.   Financial Statements.............................................   7
Item 8.   Changes in and Disagreements on Accounting and Financial
            Disclosures....................................................  16
Item 8A.  Controls and Procedures..........................................  16

PART III
Item 9.   Directors and Executive Officers of the Registrant...............  17
Item 10.  Executive Compensation...........................................  19
Item 11.  Security Ownership of Certain Beneficial Owners
            and Management.................................................  19
Item 12.  Certain Relationships and Related Transactions...................  19
Item 13.  Exhibits and Reports on Form 8K..................................  20
Item 14.  Principal Accounting Fees and Services ..........................  20

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

PART I

Item 1.   Description of the Business.
          ----------------------------

PlasmaTech, Inc. ("PlasmaTech" or the "Company") is a development stage company, organized on July 14, 2004, in the State of Nevada, to enter into the design and sale of illuminated signboard products using a novel plasma lighting technology produced in China by a patented manufacturing process.

This technology allows the reproduction of brightly illuminated, photo-quality images on plastic, allowing plasma light to compete in many markets currently dominated by incandescent, fluorescent and neon lighting. The company intends to secure the exclusive North American and South American marketing rights for this plasma lighting technology from the agent representing the Chinese patent holder of this manufacturing process.

The Company's plasma products will compete with traditional signboard lighting products. PlasmaTech products provide bright light applications while consuming only a fraction of the energy required by conventional light sources. The patented process used to manufacture the Company's plasma products produces a plastic sheet based material that is thinner than a credit card but, when powered, illuminates two and a half times brighter than neon lights. The Company will initially focus on the signage applications of this technology for industrial trade show exhibits and displays, such as illuminated banners and wall displays. Future applications may include general promotional products and safety products.

Item 2.   Description of the Property.
          ----------------------------

The Company rents shared office space at Suite 111, 2764 Lake Sahara Drive, Las Vegas, Nevada, 89117. This property arrangement satisfies the current needs of PlasmaTech, Inc. and will be adequate up to the point that PlasmaTech begins operations. At that point, the Company may be required to rent or lease commercial property that is capable of providing adequate storage and office space. Management anticipates rent on a per month basis for adequate commercial space will cost approximately $1,500. This estimate is based upon local commercial spaces with approximately 2,000 -3,000 square feet of storage capability and 500 to 1,000 square feet of office space. However, management plans to continue to utilize the current premises until that space is no longer adequate. At this time commercial property has not been secured by the Company and there can be no assurance that an adequate space will be available when it is needed; or if adequate space can be found at the price currently estimated by management.

Item 3.   Legal Proceedings.
          ------------------

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

There have been no matters submitted to the security holders for a vote.

PART II

Item 5.   Market  for the Registrant's  Common  Equity and  Related  Shareholder
          Matters.
          ----------------------------------------------------------------------

Currently the Company's common shares are not listed on any exchange nor are its common shares quoted on any public medium.

As of December 31, 2005, PlasmaTech had eight (8) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

Item 6. Management Discussion, Financial Condition and Results of Operation.

Overview
--------

PlasmaTech, Inc. ("PlasmaTech", the "Company", "we", "us", "our") was incorporated in the State of Nevada as a for-profit Company on July 14, 2004 and has established a fiscal year end of December 31. The Company is a development stage enterprise established to market custom designed, plasma illuminated signboard products lighting technology produced in China by a patented manufacturing process.

This technology allows the reproduction of brightly illuminated, photo-quality images on plastic, allowing plasma light to compete in many markets currently dominated by incandescent, fluorescent and neon lighting. The Company intends to secure the exclusive North American and South American marketing rights for this plasma lighting technology from the agent representing the Chinese patent holder of this manufacturing process.

The Company's plasma products will compete with traditional signboard lighting products. PlasmaTech products provide bright light applications while consuming only a fraction of the energy required by conventional light sources. The patented process used to manufacture the Company's plasma products produces a plastic sheet-based material that is thinner than a credit card but, when powered, illuminates two and a half times brighter than neon lights. The Company will initially focus on the signage applications of this technology to trade show design companies that use illuminated signboards for trade show exhibits and displays, such as illuminated banners and wall signs. Future applications may include general promotional and safety products.

Operations
----------

During the year ended December 31, 2005, the Company primarily focused on market research and customer identification. The Company worked on preparing its filing to become a reporting issuer with the Securities and Exchange Commission.

In August 2005, the Company ordered samples of its PlasmaTech signs from China.

In October 2005, the Company contacted several companies dealing with delivery times, warranties and manufacturing specifications on custom orders.

In December 2005, the Company finished its retail price list and distributed copies to potential clients.

As of December 31, 2005, the Company had not received an order for its product.

Results of Operations
---------------------

For the period since inception to December 31, 2005, the Company has financed its operations through a cash advance from its president and proceeds from the sale of its common stock. During the year ended December 31, 2005, share subscriptions receipts totaled $21,000 compared to $nil for the same period in 2004. The Company received cash advances from its president in 2005 of $955 and $1,949 in 2004 for a cumulative total since inception of $2,904. There are no set repayment terms for the advances nor do they bear any interest.

As of December 31, 2005, PlasmaTech had $14,197 cash on hand. On December 31, 2004, the Company had no cash on hand. The increase in cash came primarily from the proceeds of the sale of the Company's common stock. Management believes that additional cash will be required to satisfy the Company's operating expenses for the next 12 months.

As a result of our operations, expenses for the year ended December 31, 2005 were $7,950. Of this amount, $1,715 related to office and general administration and $6,235 was for professional fees which primarily consisted of bookkeeping and accounting services. For the period ended December 31, 2004, expenses were $1,949, of which $800 was for office and general administration and $1,149 was for professional fees. These expenses were paid by the president of the Company as a shareholder advance. The increase in expenses in 2005 as compared to 2004 is as a result of accounting costs incurred to meet financial reporting requirements during its first full year of business.

On December 31, 2005, PlasmaTech, Inc. had accounts payable and accrued liabilities of $7,192. The Company also had a received an advance from a related party of $955 in 2005 adding to an advance of $1,949 received from the same party in 2004 for a total of $2,904 received in advances from inception. The related party is the president of the Company. Accounts payable and accrued liabilities of $7,192 pertains primarily to the cost of the preparation of the financial statements for the year ended December 31, 2005. As of December 31, 2004, there were no accounts payable and accrued liabilities.

The Company has not yet commenced a revenue generating operation. All of the funds PlasmaTech has received have been the result of the sale of its common shares or a loan from the president. Total expenses for the year ended December 31, 2005 were $7,950 resulting in an operating loss of $7,950 compared to expenses of $1,949 for the period of July 14, 2004 (date of inception) to December 31, 2004 which resulted in a loss of $1,949. Basic net loss per share amounted to $nil in for the year ended December 31, 2005.

Plan of Operation
-----------------

The Company anticipates that its current cash holdings will not be sufficient to satisfy its liquidity requirements over the next 12 months and the Company will seek to obtain additional funds. The Company will require working capital to support its marketing campaigns, such as attendance at trade shows to demonstrate its product, and pay legal and accounting fees. On June 2, 2006, the Company's Form SB-2 filed with the Securities and Exchange Commission became effective. The Company anticipates raising additional capital through issuance of its common stock or will seek alternative sources of financing.

If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned sales and marketing efforts, which could harm the Company's financial condition and operating results. In addition, the Company may require additional funds in order to develop new or enhanced services or products or invest in complementary businesses, technologies, services or products. This additional funding may not be available on favorable terms, if at all.

There can be no assurance that PlasmaTech will be successful in raising additional equity financing, and, thus, be able to satisfy the future cash requirements, which primarily consist of working capital directed towards the development of the website and marketing campaigns, as well as legal and accounting fees. PlasmaTech depends upon capital to be derived from future financing activities such as subsequent offerings of our shares. Management believes that if subsequent private placements are successful, PlasmaTech will be able to generate revenue from sales of the products and achieve liquidity within the following twelve to fourteen months thereof. However, investors should be aware that this is based upon speculation and there can be no assurance that the Company will ever be able reach a level of profitability.

PlasmaTech does not anticipate any significant research of any products. The Company does not expect the purchase of any significant equipment. The Company does anticipate hiring a commission sales person in the next twelve months. PlasmaTech has no current material commitments nor has it generated any revenue since its inception.

We have no current plans, preliminary or otherwise, to merge with any other entity.

As the Company expands its business, it will likely incur losses. Management plans on funding these losses through revenues generated through its marketing activities. If PlasmaTech is unable to satisfy its capital requirements through its revenue production or if the Company is unable to raise additional capital through the sale of its common shares, it may have to borrow funds in order to sustain its business. There can be no assurance or guarantee given that PlasmaTech will be able to borrow funds because it is a new business and the future success of the Company is highly speculative.

Off-Balance Sheet Arrangement
-----------------------------

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $12,000 plus approximately $7,200 in accounts payable and accrued liabilities totaling $19,200. The officer and director, Mr. Brough, has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 7.   Financial Statements.
          ---------------------


                                PLASMATECH, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2005


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF SHARESHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------

To the Shareholders and Board of Directors of PlasmaTech, Inc.

We have audited the accompanying balance sheets of PlasmaTech, Inc. (a development stage company) as of December 31, 2005 and 2004, and the statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2005, the period from inception on July 14, 2004 to December 31, 2004, and the period from inception on (July 14, 2004) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the statements of operations, shareholders' equity (deficit) and cash flows for the year ended December 31, 2005, the period from inception on July 14, 2004 to December 31, 2004, and from inception on July 14, 2004 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has incurred losses since inception and has limited working capital available raising substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Dale Matheson Carr-Hilton Labonte
------------------------------------
CHARTERED ACCOUNTANTS


Vancouver, Canada
March 7, 2006

                                PLASMATECH, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                              December 31,   December 31,
                                                                 2005           2004
                                                              -----------    -----------
ASSETS

CURRENT ASSETS
      Cash                                                    $    14,197    $      --
                                                              ===========    ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                $     7,192    $      --
   Advance from related party (Note 5)                              2,904          1,949
                                                              -----------    -----------

                                                                   10,096          1,949
                                                              -----------    -----------

SHAREHOLDERS' EQUITY (DEFICIT )
   Capital stock (Note 4)
     Authorized
      75,000,000 shares of common shares, $0.001 par value,
     Issued and outstanding
      9,800,000 shares of common shares (2004 - nil shares)         9,800           --
   Additional paid-in capital                                      11,200           --
    Share subscription receivable                                  (7,000)
                                                                             -----------
   Deficit accumulated during the development stage                (9,899)        (1,949)
                                                              -----------    -----------

                                                                    4,101         (1,949)
                                                              -----------    -----------

                                                              $    14,197    $      --
                                                              ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                PLASMATECH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                                        Cumulative
                                                                                        results of
                                                                                     operations from
                                                                      July 14, 2004   July 14, 2004
                                                                         (date of       (date of
                                                          Year ended   inception) to  inception) to
                                                         December 31,   December 31,   December 31,
                                                            2005           2004            2005
                                                         -----------    -----------    -----------

  EXPENSES

   Office and general                                    $     1,715    $       800    $     2,515
   Professional fees                                           6,235          1,149          7,384
                                                         -----------    -----------    -----------

NET LOSS                                                 $    (7,950)   $    (1,949)   $    (9,899)
                                                         ===========    ===========    ===========




BASIC AND DILUTED NET LOSS PER SHARE                     $      --       $      --
                                                         ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                                        2,811,507           --
                                                         ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.


                                PLASMATECH, INC.
                          (A Development Stage Company)

                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

               FROM INCEPTION (JULY 14, 2004) TO DECEMBER 31, 2005




                                                                                            Deficit
                                                                                          Accumulated
                                      Common Shares            Additional     Share        During the
                                --------------------------      Paid-in    Subscription    Development
                                   Shares         Amount        Capital     Receivable        Stage          Total
                                -----------    -----------    -----------   -----------    -----------    -----------

Balance, July 14, 2004                 --      $      --      $      --     $      --      $      --      $      --

Net loss                             (1,949)        (1,949)
                                -----------    -----------    -----------   -----------    -----------    -----------

Balance, December 31, 2004             --             --             --            --           (1,949)        (1,949)
                                -----------    -----------    -----------   -----------    -----------    -----------

Common shares issued for cash
  at $0.001 per share
      September 15, 2005          7,000,000          7,000           --            --             --            7,000
Common shares issued forcash
  at $0.005 per share
      September 23, 2005          2,800,000          2,800         11,200          --             --           14,000

Share subscription receivable          --             --             --          (7,000)          --           (7,000)

Net loss                               --             --             --            --           (7,950)        (7,950)
                                -----------    -----------    -----------   -----------    -----------    -----------

Balance, December 31, 2005        9,800,000    $     9,800    $    11,200   $    (7,000)   $    (9,899)   $     4,101
                                ===========    ===========    ===========   ===========    ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.


                                PLASMATECH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                                                                                    Cumulative
                                                                                                    results of
                                                                                                    operations
                                                                                                      from
                                                                                       Inception    inception
                                                                                       (July 14,    (July 14,
                                                                        Year ended       2004 to     2004 to
                                                                        December 31,  December 31, December 31,
                                                                           2005          2004          2005
                                                                        -----------    ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $    (7,950)   $  (1,949)  $    (9,899)
  Changes in operating liabilities
    Accounts payable and accrued liabilities                                  7,192         --           7,192
     Advances from a related party                                              955        1,949         2,904
                                                                        -----------    ---------   -----------

NET CASH USED IN OPERATING ACTIVITIES                                           197         --             197
                                                                        -----------    ---------   -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common shares                                        14,000         --          14,000
                                                                        -----------    ---------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                    14,000         --          14,000
                                                                        -----------    ---------   -----------

NET INCREASE IN CASH                                                         14,197         --          14,197

CASH, BEGINNING OF PERIOD                                                      --           --            --
                                                                        -----------    ---------   -----------

CASH, END OF PERIOD                                                     $    14,197    $    --     $    14,197
                                                                        ===========    =========   ===========



Supplemental cash flow information and non-cash financing activities:
  Cash paid for:

  Interest                                                              $      --      $    --     $      --
                                                                        ===========    =========   ===========

  Income taxes                                                          $      --      $    --     $      --
                                                                        ===========    =========   ===========

Share subscription receivable                                           $     7,000    $    --     $     7,000
                                                                        ===========    =========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                                PLASMATECH, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2005
 -------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PlasmaTech, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $9,899. The Company was incorporated on July 14, 2004 in the State of Nevada. The Company was organized to enter into the design and sale of illuminated signboard products. The Company intends to enter into the production of photo quality images on plastic that light up in a pre-programmed animated series, requiring minimal amounts of electricity. The Company's initial market focus of this technology will be for trade show exhibit and installation designers within North and South America. To date, the Company has had no business operations.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing founders' shares and entering into a private placement offering for up to 10,000,000 common shares at $0.005 per share. As of December 31, 2005, the Company had sold 9,800,000 common shares. 7,000,000 founders' shares were issued at $0.001 per share for which a share subscription receivable of $7,000 was recorded and 2,800,000 shares were issued at $0.005 per share for net proceeds of $14,000 pursuant to a private placement offering (refer to Note 4).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------


Basis of Presentation
---------------------
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions
--------------------------------
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes
------------
The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share
------------------
The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Foreign Currency Translation
----------------------------
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of shareholders' equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Shares-based Compensation
-------------------------
The Company has not adopted a shares option plan and has not granted any shares options. Accordingly no shares-based compensation has been recorded to date.

Recent Accounting Pronouncements
--------------------------------
In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on future results of operations and financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," to give guidance on the implementation of SFAS No. 123R. Management will consider SAB No. 107 during the implementation of SFAS No. 123R.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This Statement replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. Management believes this statement will have no impact on the financial statements of the Company.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN No.47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN No.47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN No.47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN No.47 is effective for fiscal years ending after December 15, 2005. Management believes this statement will have no impact on the financial statements of the Company.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.


NOTE 4 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of December 31, 2005, the Company has not granted any share options and has not recorded any shares-based compensation.

During the year ended December 31, 2005, a director purchased 7,000,000 common shares of the Company at $0.001 per share with proceeds to the Company totaling $7,000. As at December 31, 2005, the proceeds were outstanding and have been reflected as subscription receivable included in shareholders' equity. On January 19, 2006, the funds were paid by the director to the Company.

Private Placement
-----------------
On August 10, 2005, the Company authorized a private placement offering of up to 10,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $50,000. As of December 31, 2005, the Company had issued 2,800,000 common shares and had received $14,000 in proceeds from the sale of its shares.

NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

As of December 31, 2005, the Company received advances from a director of the Company to pay for operating costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 - INCOME TAXES
--------------------------------------------------------------------------------

As of December 31, 2005, the Company had net operating loss carry forwards of approximately $10,000 that may be available to reduce future years' taxable income and will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax losses to carry forward.


Item 8.   Changes in and Disagreements on Accounting and Financial Disclosures.
          ---------------------------------------------------------------------

None.

Item 8A.   Controls and Procedures.
           ------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

PlasmaTech, Inc. Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of December 31, 2005 he concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

There have been no changes in PlasmaTech, Inc. internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

The management of PlasmaTech, Inc is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PlasmaTech, Inc. management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, management concluded that, as of December 31, 2005, The Company's internal control over financial reporting is effective based on those criteria.

The Company's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been not audited by Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, an independent registered accounting firm, as stated in their report, which is included herein.

PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons.
          --------------------------------------------------------------

The following table and subsequent discussion contains information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with PlasmaTech, Inc. upon completion of the offering.

Name                       Age     Term Served           Title
----                       ---     -----------           -----
Christopher J. Brough      63      Since inception       President, Secretary Treasurer,
                                                         Principal Executive Officer
                                                         Principal Financial Officer
                                                         and sole member of the Board of Directors

The above person may be deemed a "promoter" of PlasmaTech, Inc. as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:
--------------------------------

Christopher J. Brough, President, CEO, Director, Secretary/Treasurer
--------------------------------------------------------------------

Christopher Brough is a globally recognized award-winning leader and innovator in the fields of advertising campaigns and film and television production. Mr. Brough's vast experience led him to co-found three of Canada's largest and most prolific television production companies: Mainframe Entertainment, the world's first computer animated television studio, producing such hits as ReBoot, Transformers, Barbie and others, BLT Productions Ltd, producer of the long running sci-fi hit Andromeda, and the Sextant Entertainment Group. Mr. Brough has been nominated for seven Gemini awards, won five, and was inducted into the Smithsonian Institute's CyberWorld Hall of Fame by Microsoft's Bill Gates.

Mr. Brough was also responsible for producing prime-time series and animated specials such as Teddy Ruxpin, which he co-created. Teddy Ruxpin held six top positions on Billboard's Home Video Sales Charts for over 12 months, and won a USDA Award for Best Non-Movie Children's Program in 1987, selling in excess of 10 million video units worldwide.

He currently serves on the Board of Governors for the Emily Carr Institute of Art and Design, and was the founding President and Board Director of New Media BC, representing over two hundred technology companies throughout British Columbia.

Mr. Brough started his career in advertising as a commercial producer/director working with globally recognized clients, such as Clairol, Canada Dry and Anhauser Busch.

His activities over the last five years include the executive production of the award winning series Aaagh! It's the Mr. Hell Show for the Comedy Network and the BBC in the United Kingdom, and the YTV/Granada Television series production of Big Teeth Bad Breath.

Significant Employees
---------------------

PlasmaTech, Inc. does not, at present, have any employees other than the current officer and director, Mr. Brough. Mr. Brough is not a director of any other reporting Company.

We have not entered into any employment agreements as we currently do not have any employees other than the current officers and directors.

Family Relations
----------------

There  are  no  family   relationships  among  the  directors  and  officers  of
PlasmaTech, Inc.

Involvement in Legal Proceedings
--------------------------------

No executive officer or director of PlasmaTech, Inc. has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive officer or director of PlasmaTech, Inc. is the subject of any pending legal proceedings.

No executive officer or director is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or director of any business.

Item 10.   Executive Compensation.
           -----------------------

The current officer and director of PlasmaTech, Inc. does not receive any compensation and has not received any restricted shares awards, options, or any other payouts. As such, we have not included a summary compensation table.

There are no current employment agreements between PlasmaTech, Inc. and its executive officer or director. The officer/director devotes an immaterial amount of time, no more than 10-15% of his time, to manage the affairs of PlasmaTech, Inc. The director and principal officer has agreed to work without remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to the officer and compensate the director for participation. The officer and the board of directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $50,000 at each month end. When positive cash flow reaches $15,000 at each month end and appears sustainable, the board of directors will re-address compensation for key personnel and enact a plan at that time which will benefit PlasmaTech, Inc. as a whole. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries, if any.

Item 11. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters.
          ----------------------------------------------------------------------

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to PlasmaTech, Inc. to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position                Shares        Percent        Security
Christopher J. Brough
President and Director           7,000,000     71.4%          Common
================================================================================
Officers and Directors as
a Group (1)                      7,000,000     71.4%          Common

The address for Christopher J. Brough is 178 Furry Creek, Furry Creek, BC V0N 3Z2 Canada. The above referenced common shares were paid for and issued in September 2005, for consideration of $0.001 per share total consideration of $7,000.

Item 12.   Certain Relationships and Related Transactions.
           -----------------------------------------------

Currently, there are no contemplated transactions that PlasmaTech, Inc. may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the SEC on the proper form making such transaction available for the public to view.

PlasmaTech, Inc. has no formal written employment agreement or other contracts with our current officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Brough anticipates devoting at a minimum of ten to fifteen percent of his available time to PlasmaTech, Inc. affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 13.   Exhibits.
           ---------

The following exhibits are incorporated into this Form 10-KSB Annual Report:

The following exhibits are incorporated into this Form 10-KSB Annual Report:

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

       31.1 Certification of Christopher J. Brough, Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certificate of Christopher J. Brough, Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Articles of Incorporation*

                  Bylaws*
------------------
* Previously filed with the Company's Form SB-2 on April 20, 2006 and is hereby incorporated into this filing by reference.

Item 14.   Principal Accounting Fees and Services.
           ---------------------------------------

The aggregate audit fees billed or to be billed by Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, for the audit of PlasmaTech, Inc. annual financial statements and review of financial statements included in this Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements were approximately $5,000 for the December 31, 2005 and 2004 financial statements.

Other than the above there were no other audit-related fees, tax fees or other fees incurred for the above period.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlasmaTech, Inc.

Dated: August 21, 2006         /s/Christopher J. Brough
                                 ------------------------------
                                  Christopher J. Brough
                                  President, Secretary Treasurer,
                                  Principal Executive Officer and
                                  Principal Financial Officer and sole Director