Form 10QSB
period 2006-03-31
PLASMATECH, INC.
filed 2006-08-21
CIK 1356735

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to __________________

                        Commission File Number 333-133427

                                PLASMATECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Nevada                                            56-2474226
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                        2764 Lake Sahara Drive, Suite 111
                            Las Vegas, Nevada, 89117
                               -------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (702) 838-1330
                                -----------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of August 21, 2006, the registrant had 9,800,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

Index


                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements - Unaudited

Balance Sheets as of March 31, 2006 and December 31, 2005 .................   3

Statements of Operations for the three month periods
ending March 31, 2006 and 2005 and the period
from inception (July 14, 2004) to March 31, 2006...........................   4

Statements of Cash Flows for the three month periods
ending March 31, 2006 and 2005 and the period
from inception (July 14, 2004) to March 31, 2006...........................   5

Notes to Interim Financial Statements March 31, 2006.......................   6

Item 2. Management's Discussion and Analysis
or Plan of Operation.......................................................  10

Item 3. Controls and Procedures ...........................................  12

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................  12

ITEM 2. Unregistered Sales of Equity Securities............................  12

ITEM 3. Defaults Upon Senior Securities....................................  12

ITEM 4. Submission of Matters to a Vote of Security Holders................  12

ITEM 5. Other Information..................................................  12

ITEM 6. Exhibits and Reports on Form 8-K...................................  13

Signature..................................................................  13


                                PLASMATECH, INC.
                         (A Development Stage Company)

                                 BALANCE SHEETS



                                                               March 31,     December 31,
                                                                 2006           2005
                                                             (unaudited)
                                                             -----------    -----------

                                     ASSETS
CURRENT ASSETS
      Cash                                                   $    10,329    $    14,197
      Prepaid expenses                                               499           --
                                                             -----------    -----------

                                                             $    10,828    $    14,197
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities               $     3,493    $     7,192
   Advance from related party (Note 5)                             2,704          2,904
                                                             -----------    -----------

                                                                   6,197         10,096
                                                             -----------    -----------
STOCKHOLDERS' EQUITY
   Capital stock (Note 4)
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      9,800,000 shares of common stock                             9,800          9,800
   Additional paid-in capital                                     11,200         11,200
     Share subscription receivable                                  --           (7,000)
   Deficit accumulated during the development stage              (16,369)        (9,899)
                                                             -----------    -----------

                                                                   4,631          4,101
                                                             -----------    -----------

                                                             $    10,828    $    14,197
                                                             ===========    ===========

                  The accompanying notes are an integral part
                     of these interim financial statements


                                PLASMATECH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                      Cumulative
                                                                                      results of
                                                                                    operations from
                                                                                     July 14, 2004
                                                         Three months  Three months    (date of
                                                             ended        ended      inception) to
                                                           March 31,     March 31,     March 31,
                                                             2006          2005          2006
                                                         -----------    -----------   -----------


  EXPENSES
   Office and general                                    $     1,970    $      --     $     4,485
   Professional fees                                           4,500           --          11,884
                                                         -----------    -----------   -----------

NET LOSS                                                 $    (6,470)   $      --     $   (16,369)
                                                         ===========    ===========   ===========

BASIC AND DILUTED NET LOSS PER SHARE                     $      0.00    $      0.00   $      0.00
                                                         ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                                          9,800,000           --            --
                                                         ===========    ===========   ===========


                   The accompanying notes are an integral part
                      of these interim financial statements



                                PLASMATECH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Cumulative
                                                                                results of
                                                 Three months   Three months  operations from
                                                    ended,          ended,    inception (July
                                                   March 31,       March 31,   14, 2004) to
                                                     2006            2005     March 31, 2006
                                                 -----------    -----------    -----------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                       $    (6,470)   $      --      $   (16,369)
  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities          (3,699)          --            3,493
    Advances from a related party                       (200)          --
    Prepaid expenses                                    (499)          (499)
                                                 -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                (10,868)          --          (10,671)
                                                 -----------    -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from sale of common stock                   7,000           --           21,000
                                                 -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                       (3,868)          --           10,329

CASH, BEGINNING                                       14,197           --             --
                                                 -----------    -----------    -----------

CASH, END                                        $    10,329    $      --      $    10,329
                                                 ===========    ===========    ===========


Supplemental cash flow information
and non-cash financing activities:

Cash paid for:
  Interest                                       $      --      $      --      $      --
                                                 ===========    ===========    ===========

  Income taxes                                   $      --      $      --      $      --
                                                 ===========    ===========    ===========



                   The accompanying notes are an integral part
                      of these interim financial statements

                                PLASMATECH, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


                                 MARCH 31, 2006
                                   (unaudited)
 -------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

PlasmaTech, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $16,369. The Company was incorporated on July 14, 2004 in the State of Nevada. The Company was organized to enter into the design and sale of illuminated signboard products. The Company intends to enter into the production of photo quality images on plastic that light up in a pre-programmed animated series, requiring minimal amounts of electricity. The Company's initial market focus of this technology will be for trade show exhibit and installation designers within North and South America. To date the Company has had no business operations.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for up to 10,000,000 common shares at $0.005 per share. As of March 31, 2006, the Company had sold 9,800,000 shares and had received $21,000 in proceeds from the sale of the Company's common stock. As of March 31, 2006, 7,000,000 Founders' shares were issued at $0.001 per share for proceeds of $7,000 and 2,800,000 shares were issued at $0.005 per share for net proceeds of $14,000 pursuant to the Private Placement Offering.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Report on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Income Taxes
------------
The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. A valuation account is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit or if the deductibility is uncertain.

Net Loss per Share
------------------
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.


Foreign Currency Translation
----------------------------
The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Stock-based Compensation
------------------------
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements
--------------------------------
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------


In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.


NOTE 4 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of March 31, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

During the period ended December 31, 2005, a director purchased 7,000,000 shares of common stock in the Company at $0.001 per share with proceeds to the Company totalling $7,000. As at December 31, 2005 the proceeds were outstanding and have been reflected as "subscription receivable." On January 19, 2006 the funds were paid by the director to the Company.

Private Placement
-----------------
On August 10, 2005, the Company authorized a Private Placement Offering of up to 10,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $50,000. As of March 31, 2006, the Company had issued 9,800,000 common shares and had received $14,000 in proceeds from the sale of its stock.

NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

As of March 31, 2006, the Company received advances from a director of the Company to pay for operating costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment. During the period $200 was repaid to the related party. The amount outstanding as of March 31, 2006 was $2,704 (December 31, 2005 - $2,904).

NOTE 6 - INCOME TAXES
--------------------------------------------------------------------------------

As of March 31, 2006, the Company had net operating loss carry forwards of approximately $16,000 that may be available to reduce future years' taxable income and will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.


--------------------------------------------------------------------------------

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

PlasmaTech, Inc. ("PlasmaTech" the "Company," "we," "us" ) is a development stage company, incorporated on July 14, 2004, in the State of Nevada, to enter into the design and sale of illuminated signboard products using a plasma lighting technology produced in China by a patented manufacturing process.

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

The Company's plasma products will compete with traditional signboard lighting products. PlasmaTech products provide bright lights while consuming only a fraction of the energy required by conventional light sources. The patented process used to manufacture the company's plasma products produces a plastic sheet based material that is thinner than a credit card but, when powered, illuminates two and a half times brighter than neon lights. The Company will initially focus on the signage applications of this technology for industrial trade show exhibits and displays, such as illuminated banners and wall displays. Future applications may include general promotional products and safety products.

According to various publications, trade fairs typically account for 22 to 25 percent of the business markets promotional budget, second only to personal selling, and ahead of print advertising and direct mail.

PlasmaTech, Inc. plans to retail custom designed, plasma illuminated signboard products to trade show design companies that use illuminated signboards in their displays and exhibits.

Operations
----------

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's 10-KSB filed August 21, 2006. Results for interim periods may not be indicative of the results for the full year.

During the first quarter 2005 the Company focused on identifying a variety of strategies for direct marketing such as email and telephone contact with major corporations. The Company also identified the corporations that are major trade show exhibitors. The Company was also preparing the documentation required to be filed with the Securities and Exchange Commission (SEC). On April 20, 2006 the Company filed a Registration Form SB-2 with the SEC. The Registration Form SB-2 filed April 20, 2006 was deemed effective as of June 2, 2006.

Results of Operations
---------------------

The Company did not generate any revenue during the quarter ended March 31, 2006 or for the same quarter 2005.

Total expenses the three months ending March 31, 2006 were $6,470 resulting in an operating loss for the period of $6,470 compared to a net loss of $0.00 for the same period in 2005. Basic net loss per share amounted to $0 for the three months ending March 31, 2006 the same as for the same period in 2005. The increase in operating loss for the period is a result of higher fees for bookkeeping and professional accounting and the costs associated with filing of the Registration Form SB-2 with the Securities and Exchange Commission.

General and administrative expenses consisted primarily of office expenses and bookkeeping for the three months ending March 31, 2006 and were $1,970 compared to $0 for the same period in 2005. The increases in general and administrative expenses are due to added costs associated with for telephone, bookkeeping and stationary. Professional fees for the period ending March 31, 2006 were $4,500 compared to $0 for the same period 2005. The increase is due to audit and legal costs associated with the Registration Form SB-2 filing.

Accounts payable for the period ending March 31, 2006 are $3,699 compared to $0 for the same period 2005. This increase is due to outstanding audit and bookkeeping expenses. The Company has a prepaid expense in the quarter ended March 31, 2006 in the amount of $499. This is a pre-payment for the edgarizing expense. For the same quarter ended March 31, 2005 there were no prepaid expenses. There was an advance of $200 from the president of the Company for operating expenses in the quarter ended March 31, 2006. There were no advances in the same quarter March 31, 2005. Total amount of advances received since inception is $2,704.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2006 the Director of the Company advanced $2,704 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

Net cash provided through financing for the three months ending March 31, 2006 was $0 as it was for the same period in 2005.

The Company anticipates that its current cash and cash equivalents and cash generated from operations, if any, will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional equity or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned sales, marketing and product development efforts, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favourable terms, if at all.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1     Section 1350 Certification of Chief Executive Officer

32.2     Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  PlasmaTech, Inc.


                  BY:      /s/ Christopher J. Brough
                            ---------------------------------------------
                           Christopher J. Brough

                           President, Secretary Treasurer,
                           Principal Executive Officer,
                           Principal Financial Officer and sole Director

                           Dated:  August 21, 2006