Form 10QSB
period 2006-06-30
PLASMATECH, INC.
filed 2006-08-21
CIK 1356735

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2006

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

Index


                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements - Unaudited

Balance Sheets as of June 30, 2006 and December 31, 2005 ..................   3

Statements of Operations for the three month periods
ending March 31, 2006 and 2005 and the period
from inception (July 14, 2004) to June 30, 2006............................   4

Statements of Cash Flows for the three month  periods
ending June 30, 2006 and 2005 and the period
from inception (July 14, 2004) to  June 30, 2006...........................   5

Notes to Interim Financial Statements  June 30, 2006.......................   6

Item 2. Management's Discussion and Analysis
or Plan of Operation.......................................................   80

Item 3. Controls and Procedures ...........................................  10

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities............................  11

ITEM 3. Defaults Upon Senior Securities....................................  11

ITEM 4. Submission of Matters to a Vote of Security Holders................  11

ITEM 5. Other Information..................................................  11

ITEM 6. Exhibits and Reports on Form 8-K...................................  11

Signature..................................................................  12

                                PLASMATECH, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                  June 30,     December 31,
                                                                    2006          2005
                                                                (Unaudited)
                                                                -----------    -----------

                                     ASSETS
CURRENT ASSETS
      Cash                                                      $     7,171    $    14,197
      Prepaid expenses                                                  499           --
                                                                -----------    -----------

                                                                $     7,670    $    14,197
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                  $     4,493    $     7,192

     Advances from related party (Note 4)                             2,704          2,904
                                                                -----------    -----------

                                                                      7,197         10,096
                                                                -----------    -----------
STOCKHOLDERS' EQUITY
   Capital stock (Note 3)
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      9,800,000 shares of common stock                                9,800          9,800
   Additional paid-in capital                                        11,200         11,200
     Share subscription receivable                                     --           (7,000)
   Deficit accumulated during the development stage                 (20,527)        (9,899)
                                                                -----------    -----------

                                                                        473          4,101
                                                                -----------    -----------

                                                                $     7,670    $    14,197
                                                                ===========    ===========


                   The accompanying notes are an integral part
                     of these interim financial statements

                                PLASMATECH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                               Cumulative
                                                                                               results of
                                                                                               operations
                                                                                              from July 14,
                                          Three months Three months  Six months   Six months  2004 (date of
                                             ended        ended         ended       ended      inception)
                                            June 30,     June 30,      June 30,    June 30,    to June 30,
                                              2006         2005         2006         2005         2006
                                           ----------   ----------   ----------   ---------   ----------

EXPENSES
   Office and general                      $      158   $     --     $    2,127   $    --     $    4,643
   Professional fees                            4,000         --          8,500        --         15,884
                                           ----------   ----------   ----------   ---------   ----------

NET LOSS                                   $    4,158   $     --     $   10,627   $    --     $   20,527
                                           ==========   ==========   ==========   =========   ==========



  BASIC AND DILUTED NET LOSS PER SHARE     $     --     $     --     $     --     $    --     $     --

                                           ==========   ==========   ==========   =========   ==========

  WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING - BASIC AND DILUTED    9,800,000         --      9,800,000        --           --
                                           ==========   ==========   ==========   =========   ==========



                   The accompanying notes are an integral part
                     of these interim financial statements

                                PLASMATECH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Cumulative
                                                                                                    results of
                                                                                                  operations from
                                                                        Six months     Six months    (date of
                                                                          ended,         ended    inception) July
                                                                         June 30,       June 30,   14, 2004 to
                                                                           2006           2005    June 30, 2006
                                                                        -----------    ---------   -----------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                                              $   (10,627)   $    --     $   (20,527)
  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                                 (2,700)        --           4,493
     Advances from a related party                                             (200)        --           2,704
     Prepaid expenses                                                          (499)                      (499)
                                                                        -----------    ---------   -----------

NET CASH USED IN OPERATING ACTIVITIES                                       (14,026)        --         (13,829)
                                                                        -----------    ---------   -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from sale of common stock                                          7,000         --          21,000
                                                                        -----------    ---------   -----------

NET INCREASE (DECREASE) IN CASH                                              (7,026)        --           7,171

CASH, BEGINNING                                                              14,197         --            --
                                                                        -----------    ---------   -----------

CASH, ENDING                                                            $     7,171    $           $     7,171
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
                                                                        ===========    =========   ===========

                   The accompanying notes are an integral part
                     of these interim financial statements

                                PLASMATECH, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

PlasmaTech, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totalling $20,527. The Company was incorporated on July 14, 2004 in the State of Nevada. The Company was organized to enter into the design and sale of illuminated signboard products. The Company intends to enter into the production of photo quality images on plastic that light up in a pre-programmed animated series, requiring minimal amounts of electricity. The Company's initial market focus of this technology will be for trade show exhibit and installation designers within North and South America. To date the Company has had no business operations.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for up to 10,000,000 common shares at $0.005 per share. As of June 30, 2006, the Company had sold 9,800,000 shares in aggregate, of which7,000,000 founders' shares were issued at $0.001 per share for proceeds of $7,000 and 2,800,000 shares were issued at $0.005 per share for net proceeds of $14,000 pursuant to the private placement offering.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Report on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 3 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of June 30, 2006, the Company had not granted any stock options and had not recorded any stock-based compensation.

During the year ended December 31, 2005, a director purchased 7,000,000 shares of common stock in the Company at $0.001 per share with proceeds to the Company totalling $7,000. As of December 31, 2005, the proceeds were outstanding and were reflected as subscription receivable. On January 19, 2006 the funds were paid by the director to the Company.

Private Placement
-----------------
On August 10, 2005, the Company authorized a Private Placement Offering of up to 10,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $50,000. As of June 30, 2006, the Company had issued 9,800,000 common shares and had received $14,000 in proceeds from the sale of its stock.

NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

As of June 30, 2006, the Company received advances from a director of the Company to pay for operating costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment. During the period $200 was repaid to the related party. The amount outstanding as of June 30, 2006 was $2,704 (December 31, 2005 - $2,904).

NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

As of June 30, 2006, the Company had net operating loss carry forwards of approximately $20,000 that may be available to reduce future years' taxable income and will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.


ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview
--------

PlasmaTech, Inc. ("PlasmaTech" the "Company," "we," "us" ) is a development stage company, incorporated July 14, 2004, in the State of Nevada, to enter into the design and sale of illuminated signboard products using a plasma lighting technology produced in China by a patented manufacturing process.

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

Operations
----------

The following discussion should be read in conjunction with the condensed consolidated financial statements and segment data and in conjunction with the Company's Form 10-KSB filed August 21, 2006. Results for interim periods may not be indicative of the results for the full year.

During 2005 the Company focused on identifying a variety of strategies for direct marketing such as email and telephone contact with major corporations. The Company has also identified the corporations that are major trade show exhibitors. The Company was also preparing the documentation required to be filed with the Securities and Exchange Commission (SEC). On April 20, 2006 the Company filed a Registration Form SB-2 with the SEC. The form SB-2 filed April 20, 2006 was deemed effective as of June 2, 2006.

Results of Operations
---------------------

The Company did not generate any revenue during the quarter ended June 30, 2006 or for the same quarter in 2005.

Total expenses the quarter ending June 30, 2006 were $4,158 resulting in an operating loss for the quarter of $4,158. This compares to $0 in expenses and a net loss of $0 for the same quarter in 2005. Basic and diluted loss per share was $0 for the quarter ending June 30, 2006, the same as the loss per share for the same quarter in 2005. The increased operating loss for the quarter is a result of higher professional fees relating to the preparation of SEC filings.

Bookkeeping, general office and administrative expenses for the quarter ending June 30, 2006 were $158 compared to $0 for the same three months in 2005. The increase in general and administrative expenses is due to office expenses.

Professional fees for the quarter ending June 30, 2006 were $4,000 compared to $0 for the same period in 2005. The increase is due to audit and legal costs associated with the Registration Form SB-2 filing.

Accounts payable for the period ending June 30, 2006 are $4,493 compared to $0 for the same period in 2005. This increase is due to outstanding audit and bookkeeping expenses. There were no advances from a related party in the quarter ending June 30, 2006. Total due to a related party as of June 30, 2006 is $2,704. The Company has a prepaid expense as of June 30, 2006 in the amount of $499. This is part of a pre-payment for the edgarizing expense. There were not any prepaid expenses as of June 30, 2005.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2006 the director of the Company advanced $2,704 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

Net cash provided through financing for the quarter ending June 30, 2006 was $0 as it was for the same period in 2005.

The Company anticipates that its current cash will not be sufficient to satisfy its liquidity requirements for at least the next 12 months. The Company will require additional funds prior to such time and will seek to sell additional equity or debt securities or seek alternative sources of financing. If the Company is unable to obtain this additional financing, it may be required to reduce the scope of its planned sales, marketing and product development efforts, which could harm its business, financial condition and operating results. In addition, the Company may require additional funds in order to accomplish a more rapid expansion, to develop new or enhanced services or products or to invest in complementary businesses, technologies, services or products. Additional funding may not be available on favourable terms, if at all.

Off Balance Sheet Arrangements.
-------------------------------

As of the date of this Form 10-QSB, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $12,000 plus $4,493 payables totalling $16,493. The officer and director, Mr. Brough, has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                        PlasmaTech, Inc.


                  BY:      /s/ Christopher J. Brough
                            ------------------------------
                           Christopher J. Brough

                           President, Secretary Treasurer,
                           Principal Executive Officer,
                           Principal Financial Officer and sole Director

                           Dated:  August 21, 2006