Form 10QSB/A
period 2006-06-30
PLASMATECH, INC.
filed 2006-11-14
CIK 1356735

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

Index


                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements - Unaudited

Balance Sheets as of June 30, 2006 and December 31, 2005 ..................   3

Statements of Operations for the six month periods
ending June 30, 2006 and 2005, the three months ended
June 30, 2006 and 2005, and the period
from inception (July 14, 2004) to June 30, 2006............................   4

Statements of Cash Flows for the six month  periods
ending June 30, 2006 and 2005 and the period
from inception (July 14, 2004) to  June 30, 2006...........................   5

Notes to Interim Financial Statements  June 30, 2006.......................   6

Item 2. Management's Discussion and Analysis
or Plan of Operation.......................................................   8

Item 3. Controls and Procedures ...........................................  10

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................  11

ITEM 2. Unregistered Sales of Equity Securities............................  11

ITEM 3. Defaults Upon Senior Securities....................................  11

ITEM 4. Submission of Matters to a Vote of Security Holders................  11

ITEM 5. Other Information..................................................  11

ITEM 6. Exhibits and Reports on Form 8-K...................................  11

Signature..................................................................  12

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