Form 10QSB
period 2006-09-30
PLASMATECH, INC.
filed 2006-11-14
CIK 1356735

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

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

                        2764 Lake Sahara drive, Suite 111
                            Las Vegas, Nevada, 89117
               (Address of Principal Executive Offices) (Zip Code)

                                 (702) 851-1330
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]|

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of November 10, 2006, the registrant had 11,820,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                                PlasmaTech, Inc.
                          (A Development Stage Company)
                                Table of Contents





                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED

Balance Sheets as of September 30, 2006 and December 31, 2005.............   3

Statements of Operations for the three month periods
ending  September 30, 2006 and 2005,  the nine month periods ending  September 30, 2006 and 2005,  and the period
from inception (July 14, 2004) to September 30, 2006......................   4

Statements of Cash Flows for the nine month periods
ending September 30, 2006 and 2005, and the period
from inception (July 14, 2004) to September 30, 2006......................   5

Notes to Interim Financial Statements.....................................   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........   8

ITEM 3. CONTROLS AND PROCEDURES ..........................................  10

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................  10

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................  10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................  10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  10

ITEM 5. OTHER INFORMATION.................................................  11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................  11

               SIGNATURES.................................................  11

PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED




                                PLASMATECH, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                                                             September 30,      December 31,
                                                                                 2006                2005
                                                                              (Unaudited)
-------------------------------------------------------------------------- ------------------ -------------------

                                     ASSETS
CURRENT ASSETS
      Cash                                                                   $       19,809     $        14,197
      Prepaid expenses                                                                  104                   -
-------------------------------------------------------------------------- ------------------ -------------------

                                                                             $        19,913    $        14,197
========================================================================== ================== ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                               $         3,037    $         7,192
     Advances from related party (Note 4)                                              2,704              2,904
-------------------------------------------------------------------------- ------------------ -------------------

                                                                                       5,741             10,096
-------------------------------------------------------------------------- ------------------ -------------------


STOCKHOLDERS' EQUITY
   Capital stock (Note 3)
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      11,820,000 shares of common stock (December 31, 2005 - 9,800,000)               11,820              9,800
   Additional paid-in capital                                                         59,680             11,200
    Share subscription receivable                                                    (2,000)             (7,000)
   Deficit accumulated during the development stage                                 (55,328)             (9,899)
-------------------------------------------------------------------------- ------------------ -------------------


                                                                                      14,172              4,101
-------------------------------------------------------------------------- ------------------ -------------------

                                                                             $       19,913     $        14,197
========================================================================== ================== ===================

                   The accompanying notes are an integral part
                     of these interim financial statements

                                                           PLASMATECH, INC.
                                                     (A Development Stage Company)

                                                       STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                                                                                                                         Cumulative
                                                                                                                         results of
                                                                                                                         operations
                                                                                                           Nine months from July 14,
                                                        Three months   Three months     Nine months     Nine months    2004 (date of
                                                           ended          ended           ended           ended          inception)
                                                       September 30,   September 30,   September 30,   September 30,    to Sept. 30,
                                                            2006           2005            2006            2005             2006
                                                       ------------    ------------    ------------    -------------  -------------
  EXPENSES
   Office and general                                  $      5,391    $        235    $      6,519    $         235          9,034
     Consulting fees                                         27,700            --            28,700             --           28,700
   Professional fees                                          1,710           1,627          10,210            1,627         17,594
                                                       ------------    ------------    ------------    -------------   ------------

NET LOSS                                               $     34,801    $      1,862    $     45,429    $       1,862   $     55,328
                                                       ============    ============    ============    =============   ============




BASIC AND DILUTED NET LOSS PER SHARE                   $      (0.00)   $      (0.00)   $      (0.00)   $       (0.00)
                                                       ============    ============    ============    =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED                                        10,458,696            --        10,021,978             --
                                                       ============    ============    ============    =============


                   The accompanying notes are an integral part
                     of these interim financial statements


                                PLASMATECH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                           Cumulative
                                                                                                           results of
                                                                                                         operations from
                                                                         Nine months      Nine months        (date of
                                                                            ended            ended        inception) July
                                                                        September 30,    September 30,     14, 2004 to
                                                                             2006             2005        Sept. 30, 2006
                                                                        -------------    -------------    -------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                                              $     (45,429)   $      (1,862)   $     (55,328)
  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                                   (4,155)           1,107            3,037
     Advances from a related party                                               (200)             755            2,704
     Prepaid expenses                                                            (104)            --               (104)
                                                                        -------------    -------------    -------------

NET CASH USED IN OPERATING ACTIVITIES                                         (49,888)            --            (49,691)
                                                                        -------------    -------------    -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from sale of common stock                                           55,500             --             69,500
                                                                        -------------    -------------    -------------

NET INCREASE IN CASH                                                            5,612             --             19,809

CASH, BEGINNING                                                                14,197             --               --
                                                                        -------------    -------------    -------------

CASH, ENDING                                                            $      19,809    $        --      $      19,809
                                                                        =============    =============    =============


Supplemental cash flow information and non-cash financing activities:
Cash paid for:
  Interest                                                              $        --      $        --      $        --
                                                                        =============    =============    =============

  Income taxes                                                          $        --      $        --      $        --
                                                                        =============    =============    =============


                   The accompanying notes are an integral part
                     of these interim financial statements

                                PLASMATECH, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

PlasmaTech, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totalling $55,328. The Company was incorporated on July 14, 2004 in the State of Nevada. The Company was organized to enter into the design and sale of illuminated signboard products. The Company intends to enter into the production of photo quality images on plastic that light up in a pre-programmed animated series, requiring minimal amounts of electricity. The Company's initial market focus of this technology will be for trade show exhibit and installation designers within North and South America. To date the Company has had no business operations.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for up to 10,000,000 common shares at $0.005 per share. As of September 30, 2006, the Company had sold 11,820,000 shares in aggregate, of which 7,000,000 founders' shares were issued at $0.001 per share for proceeds of $7,000 and 2,800,000 shares were issued at $0.005 per share for net proceeds of $14,000 pursuant to the private placement offering and an additional 2,020,000 shares were issued at $0.025 per share for net proceeds of $50,500 pursuant to a secondary private placement offering.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Report on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

As of September 30, 2006, the Company had not granted any stock options and had not recorded any stock-based compensation.

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

On September 1, 2006, the Company issued 2,020,000 shares of common stock at a price of $0.025 per share to a number of shareholders through a secondary private placement offering. The Company received $50,500 in proceeds from the sale of its stock.

As of September 30, 2006, the Company had issued 11,820,000 common shares and had received $64,500 in proceeds from the sale of its stock. As at September 30, 2006 $2,000 was outstanding and were reflected as subscription receivable. Four shareholders purchased a total of 80,000 shares of common stock in the Company through the secondary private placement offering at $0.025 per share with proceeds to the Company totalling $2,000. Funds are expected to be re-deposited by the end of October 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

As of September 30, 2006, the Company received advances from a director of the Company to pay for operating costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment. During the period $200 was repaid to the related party. The amount outstanding as of September 30, 2006 was $2,704 (December 31, 2005 - $2,904).

NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

As of September 30, 2006, the Company had net operating loss carry forwards of approximately $20,000 that may be available to reduce future years' taxable income and will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carry forwards.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

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

During 2005, the Company focused on identifying a variety of strategies for direct marketing such as email and telephone contact with major corporations. The Company has also identified the corporations that are major trade show exhibitors. The Company was also preparing the documentation required to be filed with the Securities and Exchange Commission (SEC). On April 20, 2006, the Company filed a Registration Form SB-2 with the SEC. The form SB-2 filed April 20, 2006 was deemed effective as of June 2, 2006.

Results of Operations

The Company did not generate any revenue during the quarter ended September 30, 2006 or for the same quarter in 2005.

Total expenses the quarter ending September 30, 2006 were $34,801 resulting in an operating loss for the quarter of $34,801. This compares to $1,862 in expenses and a net loss of $1,862 for the same quarter in 2005. Basic and diluted loss per share was $0 for the quarter ending September 30, 2006, the same as the loss per share for the same quarter in 2005. The increased operating loss for the quarter is a result of higher professional fees relating to the preparation of SEC filings.

General office and administrative expenses for the quarter ending September 30, 2006 were $5,391 compared to $235 for the same three months in 2005. The increase in general and administrative expenses is due to office expenses and initial design concept work on the Company's website design and marketing materials.

Consulting expenses for the quarter ending September 30, 2006 were $27,700 compared to $0 for the same three months in 2005. The increase in consulting expenses is due to services relating to providing assistance to the Company with its corporate filings.

Professional fees for the quarter ending September 30, 2006 were $1,710 compared to $1,627 for the same period in 2005. The increase is due to accounting expenses relating to preparation of the Company's quarter-end financial statements.

Accounts payable for the period ending September 30, 2006 are $3,037 compared to $1,107 for the same period in 2005. This increase is due to outstanding auditor expenses. There were no advances from a related party in the quarter ending September 30, 2006. Total due to a related party as of September 30, 2006 is $2,704. The Company has a prepaid expense as of September 30, 2006 in the amount of $104. This is part of a pre-payment for the edgarizing expense. There were not any prepaid expenses as of September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006, the director of the Company advanced $2,704 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.

On September 1, 2006, the Company issued 2,020,000 shares of common stock at a price of $0.025 per share to a number of shareholders through a secondary Private Placement Offering. The Company received $50,500 in proceeds from the sale of its stock. Net cash provided through financing for the quarter ending September 30, 2006 was $50,500 compared to $0 for the same period in 2005.

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

Off Balance Sheet Arrangements.

As of the date of this Form 10-QSB, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $15,000 plus $3,037 payables totalling $18,037. The officer and director, Mr. Brough, has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


31.1      Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2      Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer*

32.1      Section 1350 Certification of Chief Executive Officer

32.2      Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PlasmaTech, Inc.

Dated:  November 10, 2006   BY:   /s/ Christopher J. Brough
                                  --------------------------------
                                  Christopher J. Brough
                                  President, Secretary Treasurer,
                                  Principal Executive Officer,
                                  Principal Financial Officer and sole Director