Form 10QSB/A
period 2006-09-30
PLASMATECH, INC.
filed 2006-12-29
CIK 1356735

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


Registrant hereby amends its quarterly report on Form 10QSB for the period ended September 30, 2006 solely for the purpose of amending Note 1 of its financial statements to state "To date the Company has not generated any revenue from its business operations," amending what was previously stated, "To date the Company has not commenced business operations."

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

                                PLASMATECH, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2006
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

PlasmaTech, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totalling $55,328. The Company was incorporated on July 14, 2004 in the State of Nevada. The Company was organized to enter into the design and sale of illuminated signboard products. The Company intends to enter into the production of photo quality images on plastic that light up in a pre-programmed animated series, requiring minimal amounts of electricity. The Company's initial market focus of this technology will be for trade show exhibit and installation designers within North and South America. To date the Company has not generated any revenue from its business operations.

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