Form 10QSB/A
period 2006-09-30
PLASMATECH, INC.
filed 2007-03-06
CIK 1356735

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A

                                AMENDMENT No. 2

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

                        Commission File Number 333-133427

                                PLASMATECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                        56-2474226
-------------------------                   ------------------------------------
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


Registrant hereby amends its quarterly report on Form 10QSB for the period ended September 30, 2006 solely for the purpose of amending the company's designation as a shell company as defined by SEC Release No. 33-8587.

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

PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS - UNAUDITED




                                PLASMATECH, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                                                             September 30,      December 31,
                                                                                 2006                2005
                                                                              (Unaudited)
--------------------------------------------------------------------------- ------------------ -------------------

                                     ASSETS
CURRENT ASSETS
      Cash                                                                   $       19,809     $        14,197
      Prepaid expenses                                                                  104                   -
--------------------------------------------------------------------------- ------------------ -------------------

                                                                             $        19,913    $        14,197
========================================================================== ================== ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                               $         3,037    $         7,192
     Advances from related party (Note 4)                                              2,704              2,904
--------------------------------------------------------------------------- ------------------ -------------------

                                                                                       5,741             10,096
--------------------------------------------------------------------------- ------------------ -------------------


STOCKHOLDERS' EQUITY
   Capital stock (Note 3)
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      11,820,000 shares of common stock (December 31, 2005 - 9,800,000)               11,820              9,800
   Additional paid-in capital                                                         59,680             11,200
    Share subscription receivable                                                    (2,000)             (7,000)
   Deficit accumulated during the development stage                                 (55,328)             (9,899)
--------------------------------------------------------------------------- ------------------ -------------------


                                                                                      14,172              4,101
--------------------------------------------------------------------------- ------------------ -------------------

                                                                             $       19,913     $        14,197
=========================================================================== ================== ===================

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

Unaudited Interim Financial Statements
---------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Report on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of Presentation
----------------------
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions
---------------------------------
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Net Loss per Share
-------------------
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Stock-based Compensation
-------------------------
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

Private Placement
------------------
On August 10, 2005, the Company authorized a Private Placement Offering of up to 10,000,000 shares of common stock at a price of $0.005 per share. The total amount to be raised in this financing is $50,000.

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