Form 10KSB
period 2006-12-31
PLASMATECH, INC.
filed 2007-04-16
CIK 1356735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                   For the fiscal year ended December 31, 2006

[ ]

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                       Commission File Number: 333-133427

                                PLASMATECH, INC.
                 (Name of small business issuer in its charter)

            Nevada                                        56-2474226
-------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S. mployer Identification No.)
 incorporation or organization)

                        2764 Lake Sahara Drive, Suite 111
                             Las Vegas, Nevada 89117
                    (Address of principal executive offices)

                                 (702) 851-1330
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

Securities registered under Section 12(g) of the Exchange Act: Common Stock
                                                               ------------
                                                             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
                                             Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).             Yes  [X]    No [ ]

State issuer's revenues for its most recent fiscal year: Nil
                                                         ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The most recent sales of the Company's common shares via a private placement offering of the common equity were $7,000 on September 15, 2005, $14,000 on September 23, 2005 and $50,500 on September 1, 2006, with an aggregate value of $71,500.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of the fiscal year ended December 31, 2006, the Company had 11,820,000 shares of common shares, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ]    No [X]

TABLE OF CONTENTS                                                           PAGE
-----------------                                                           ----

PART I

Item 1.   Description of Business...........................................  2
Item 2.   Description of Property...........................................  2
Item 3.   Legal Proceedings.................................................  2
Item 4.   Submission of Matters to a Vote of Security Holders...............  2

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters........  3
Item 6.     Management's Discussion and Analysis or Plan of Operation.......  3
Item 7.     Financial Statements............................................  5
                  Balance Sheet.............................................  8
                  Statements of Operations..................................  9
                  Statements of Stockholders' Equity........................ 10
                  Statements of Cash Flows.................................. 11
                  Notes to Financial Statements............................. 12
Item 8.     Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure............................ 14
Item 8A.  Controls and Procedures........................................... 14

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons...... 15
Item 10.  Executive Compensation............................................ 16
Item 11.  Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters................... 17
Item 12.  Certain Relationships and Related Transactions.................... 17
Item 13.  Exhibits.......................................................... 17
Item 14.  Principal Accountant Fees and Services............................ 18

Signatures.................................................................. 18

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

PlasmaTech, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov.

                                     PART I

Please note that throughout this Annual Report, and unless otherwise noted, the words "we", "our" "us", the "Company", or "PlasmaTech", refer to PlasmaTech, Inc.

Item 1.   Description of  Business.

Business Development: PlasmaTech, Inc. is a development stage company, organized on July 14, 2004, in the State of Nevada, to enter into the design and sale of illuminated signboard products using a plasma lighting technology produced in China under a patented manufacturing process.

Since inception, we have not been involved in any bankruptcy, receivership or similar proceeding nor has we been engaged in any material reclassification, merger, consolidation or purchase or sale of any of our assets not in the ordinary course of business.

The Company's principal business is the design and marketing of illuminated signboards using plasma lighting technology. Plasma lighting technology enables the reproduction of brightly illuminated, photo-quality images onto thin plastic. Plasma light has the capability of competing in many markets currently dominated by incandescent, fluorescent and neon lighting. We intend to secure the exclusive North American and South American marketing rights for this plasma lighting technology from the agent representing the Chinese patent holder of the manufacturing process.

The Company's plasma products will compete with traditional signboard lighting products. Our plasma products provide bright light applications while consuming only a fraction of the energy required by conventional light sources. The patented process used to manufacture our plasma products creates a plastic that is thinner than a credit card but, when powered, illuminates to a brilliance that is two and a half times brighter than neon lights. We will initially market this technology to the trade show industry and focus on signage applications in industrial trade show exhibits and displays such as illuminated banners and wall displays. Future applications may include general promotional products and safety products.

The Company is operated by its sole officer and director and does not have any employees.

Item 2.   Description of Property.

The Company's principle address is Suite 111, 2764 Lake Sahara Drive, Las Vegas, Nevada, 89117. We rent shared office space. This property arrangement satisfies our current needs and will be adequate up to the point that the Company begins operations. At that point, we may be required to rent or lease commercial property that is capable of providing adequate storage and office space. We anticipate rent on a per month basis for adequate commercial space will cost the Company approximately $1,500. This estimate is based upon local commercial spaces with approximately 2,000 - 3,000 square feet of storage capability and 500 to 1,000 square feet of office space. However, we plan to continue to utilize the current premises until that space is no longer adequate. Currently, commercial property has not been secured by the Company and there can be no assurance that adequate space will be found when needed or if adequate space can be found at the price we have estimated.

Item 3.   Legal Proceedings.

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

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

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Currently, the Company's common shares are not listed on any exchange nor are its common shares quoted on any public medium. There can be no assurance that our common stock will ever be listed or quoted in the future or ever have a market develop for its common stock.

As of the fiscal year ended December 31, 2006, the Company had thirty-six (36) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

Item 6.   Management's Discussion, Financial Condition or Plan of Operation.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal year ended December 31, 2006, the Company had $17,133 of cash. We anticipate that our current cash holdings and cash generated from operations will not be sufficient to satisfy our liquidity requirements over the next 12 months and we will seek to obtain additional funds. We will require working capital to support our marketing campaigns, such as attendance at trade shows to demonstrate its products, and pay legal and accounting fees. We anticipate raising additional capital through the sale of our common stock, debt securities or will seek alternative sources of financing.

If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned sales and marketing efforts, which could harm the Company's financial condition and operating results. In addition, we may require additional funds in order to fund a more rapid expansion, to develop new or enhanced services or products or invest in complementary businesses, technologies, services or products. This additional funding may not be available on favorable terms, if at all.

There can be no assurance that we will be successful in raising additional equity financing, and, thus, be able to satisfy the future cash requirements, which primarily consist of working capital directed towards the development of the website and marketing campaigns, as well as legal and accounting fees. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of our shares. Management believes that if subsequent private placements are successful, the Company will be able to generate revenue from sales of the products and achieve liquidity within the following twelve to fourteen months thereof. However, investors should be aware that this is based upon speculation and there can be no assurance that we will ever be able reach a level of profitability.

During the fiscal year ended December 31, 2006, the Company was primarily focused on market research and customer identification. We also completed and filed a registration statement so as to become a reporting issuer with the Commission and we have maintained our filings since our Form SB-2 was approved and became effective on June 2, 2006 at approximately 5:00 PM EST.

As of fiscal year ended December 31, 2006, the Company has not received any orders for its product.

We intend to proceed with securing exclusive marketing rights for our plasma products for North and South America. We estimate that these rights will require a one time fee of approximately $10,000 and will require minimal annual sales quotas.

We plan to continue our marketing activities during the next twelve months by initiating the development of our website and by direct email and telephone marketing activities directed at trade show design companies who may be interested in purchasing or licensing our products. We estimate that it will cost $10,000 to develop the website and $4,000 for direct email and telephone marketing.

We anticipate visiting up to ten high profile trade show design companies to solicit product orders from qualified customers. We estimate the travel cost to attend these shows will be $20,000. After obtaining product orders from at least ten "flagship" customers, we plan to obtain further financing, conduct more extensive marketing activities, and solicit product orders from major trade show design companies across North America. We intend to hire a commission sales person to promote our product line within our primary market which is the trade show management and promotions industry. We anticipate the sales cycle (the length of time between initial customer contact and the completion of the sale) will be a minimum of 90 days.

We also plan to design and order additional samples of our plasma lighting products. We will purchase additional samples from various manufacturers in China and refine our technical requirements, specifications and pricing based on customer needs as determined from our marketing activities. We estimate that these samples will cost $22,000. We will also continue to identify a company or companies in China that will be able to manufacture and supply the illuminated signboards according to our specifications and standards. We anticipate that it will be necessary to travel to China in order to finalize contractual terms and conditions with a chosen sign supplier(s). While in China, we will also initiate arrangements for the shipping and distribution of our products from the factory in China to our customers in North America. The cost of securing product and arranging delivery is expected to total $7,000.

The Company does not expect the purchase or sale of any significant equipment and has no current material commitments, nor has it generated any revenue since its inception.

We have no current plans, preliminary or otherwise, to merge with any other entity.

As the Company expands its business, it will likely incur losses. We plan on funding these losses through revenues generated through our marketing activities. If we are unable to satisfy our capital requirements through our revenue production or if we are unable to raise additional capital through the sale of our common shares, we may have to borrow funds in order to sustain our business. There can be no assurance or guarantee given that we will be able to borrow funds because we are a new business and the future success of the Company is highly speculative.

Off Balance Sheet Arrangement

As of the date of this Form 10-KSB, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $15,000. Our officer and director, Christopher Brough, has indicated to us that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement.

Other than the above described situation, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 7.   Financial Statements.

                                PlasmaTech, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2006








REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM....................   7

BALANCE SHEETS.............................................................   8

STATEMENTS OF OPERATIONS...................................................   9

STATEMENT OF STOCKHOLDERS' EQUITY..........................................  10

STATEMENTS OF CASH FLOWS...................................................  11

NOTES TO FINANCIAL STATEMENTS..............................................  12

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of PlasmaTech, Inc.

We have audited the accompanying balance sheets of PlasmaTech, Inc. (a development stage company) as of December 31, 2006 and 2005, and the statements of operations, stockholders' equity and cash flows and for the years ended December 31, 2006 and 2005 and for the period from July 14, 2004 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and
2005,  and the  results of its  operations  and its cash flows and for the years ended December 31, 2006 and 2005 and for the period from July 14, 2004 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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


                                                                         "DMCL"

                                          DALE MATHESON CARR-HILTON LABONTE LLP
                                                          CHARTERED ACCOUNTANTS


Vancouver, Canada
March 8, 2007


                                                   PLASMATECH, INC.
                                             (A Development Stage Company)

                                                   BALANCE SHEETS

                                                                                          December 31,   December 31,
                                                                                             2006           2005
                                                                                          -----------    -----------

                                                        ASSETS
CURRENT ASSETS
      Cash                                                                                $    17,133    $    14,197
      Prepaid                                                                                     604           --
                                                                                          -----------    -----------

                                                                                          $    17,737    $    14,197
                                                                                          -----------    -----------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                            $     8,243    $     7,192
     Due to related party (Note 4)                                                              2,704          2,904
                                                                                          -----------    -----------

                                                                                               10,947         10,096
                                                                                          -----------    -----------
STOCKHOLDERS' EQUITY
   Capital stock (Note 3)
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      11,820,000 shares of common stock (2005 - 9,800,000)                                     11,820          9,800
   Additional paid-in capital                                                                  59,680         11,200
     Share subscription receivable                                                               --
                                                                                                              (7,000)
   Deficit accumulated during the development stage                                           (64,710)        (9,899)
                                                                                          -----------    -----------

                                                                                               6,790           4,101
                                                                                          -----------    -----------

                                                                                          $    17,737    $    14,197
                                                                                          ===========    ===========

                               The accompanying notes are an integral part of these financial statements


                                            PLASMATECH, INC.
                                      (A Development Stage Company)

                                        STATEMENTS OF OPERATIONS


                                                                                               Cumulative
                                                                                               results of
                                                                                             perations from
                                                                      Year ended             July 14, 2004
                                                             ----------------------------    (inception) to
                                                             December 31,    December 31,    December 31,
                                                                 2006            2005            2006
                                                             ------------    ------------    ------------
  EXPENSES
   Office and general                                         $      8,251    $      1,715    $     10,766
     Consulting fees                                                28,700            --            28,700
   Professional fees                                                17,860           6,235          25,244
                                                              ------------    ------------    ------------

NET LOSS                                                      $    (54,811)   $     (7,950)   $    (64,710)

                                                              ============    ============    ============




     BASIC AND DILUTED NET LOSS PER SHARE                     $      (0.00)   $      (0.00)
                                                              ============    ============

     WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
       BASIC AND DILUTED                                        10,475,178       2,811,507
                                                              ============    ============




              The accompanying notes are an integral part of these financial statements.


                                                           PLASMATECH, INC.
                                                     (A Development Stage Company)

                                              STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          FROM JULY 14, 2004 (INCEPTION) TO DECEMBER 31, 2006


                                                                                                      Deficit
                                                                                                    Accumulated
                                                     Common Stock         Additional     Share      During the
                                                -----------------------    Paid-in    Subscription  Development
                                                  Shares       Amount      Capital     Receivable      Stage          Total
                                                ----------   ----------   ----------   ----------    ----------    ----------
Balance, July 14, 2004                                --     $     --     $     --     $     --      $     --      $     --

Net loss                                              --           --           --           --          (1,949)       (1,949)
                                                ----------   ----------   ----------   ----------    ----------    ----------
Balance, December 31, 2004                            --           --           --           --          (1,949)       (1,949)
                                                ----------   ----------   ----------   ----------    ----------    ----------

Common stock issued for cash at $0.001 per
share - September 15, 2005                       7,000,000        7,000         --           --            --           7,000

Common  stock  issued  for cash at $0.005 per
share  - September 23, 2005                      2,800,000        2,800       11,200         --            --          14,000

Share subscription receivable                         --           --           --         (7,000)         --          (7,000)

Net loss                                              --           --           --           --          (7,950)       (7,950)
                                                ----------   ----------   ----------   ----------    ----------    ----------

Balance, December 31, 2005                       9,800,000        9,800       11,200       (7,000)       (9,899)        4,101
                                                ----------   ----------   ----------   ----------    ----------    ----------

Share subscription receivable                         --           --           --          7,000          --           7,000

Common stock issued for cash at $0.025 per
share - September 1, 2006                        2,020,000        2,020       48,480         --            --          50,500

Net loss                                              --           --           --           --         (54,811)      (54,811)
                                                ----------   ----------   ----------   ----------    ----------    ----------

Balance, December 31, 2006                      11,820,000   $   11,820   $   59,680   $     --      $  (64,710)   $    6,790
                                                ==========   ==========   ==========   ==========    ==========    ==========



                               The accompanying notes are an integral part of these financial statements



                                       PLASMATECH, INC.
                                 (A Development Stage Company)

                                   STATEMENTS OF CASH FLOWS

                                                                                    Cumulative
                                                                                      results
                                                                                   of operations
                                                                                       from
                                                             Year ended            July 14, 2004
                                                      --------------------------  (inception) to
                                                      December 31,   December 31,   December 31,
                                                          2006          2005            2006
                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $   (54,811)   $    (7,950)   $   (64,710)

  Changes in operating assets and liabilities
    Accounts payable and accrued liabilities                1,051          7,192          8,243
     Prepaid                                                 (604)          --             (604)
     Due to related party                                    (200)           955          2,704
                                                      -----------    -----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (54,564)           197        (54,367)
                                                      -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                       57,500         14,000         71,500
                                                      -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  57,500         14,000         71,500
                                                      -----------    -----------    -----------

NET INCREASE IN CASH                                        2,936         14,197         17,133

CASH, BEGINNING                                            14,197           --             --
                                                      -----------    -----------    -----------

CASH, ENDING                                          $    17,133    $    14,197    $    17,133
                                                      ===========    ===========    ===========

Supplemental cash flow information:
Cash paid for:
  Interest                                            $      --      $      --      $      --
                                                      ===========    ===========    ===========

  Income taxes                                        $      --      $      --      $      --
                                                      ===========    ===========    ===========



             The accompanying notes are an integral part of these financial statements

                                PLASMATECH, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS


                                DECEMBER 31, 2006
 -------------------------------------------------------------------------------



NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

PlasmaTech, Inc. (the "Company") is in the initial development stage and has incurred losses since inception totaling $64,710. The Company was incorporated on July 14, 2004 in the State of Nevada. The Company was organized to enter into the design and sale of illuminated signboard products. The Company intends to enter into the production of photo quality images on plastic that light up in a pre-programmed animated series, requiring minimal amounts of electricity. The Company's initial market focus of this technology will be for trade show exhibit and installation designers within North and South America. To date the Company has had no business operations.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for up to 10,000,000 common shares at $0.005 per share. As of December 31, 2006, the Company had sold 11,820,000 shares in aggregate, of which 7,000,000 founders' shares were issued at $0.001 per share for proceeds of $7,000 and 2,800,000 shares were issued at $0.005 per share for net proceeds of $14,000 pursuant to the private placement offering. An additional 2,020,000 shares were issued at $0.025 per share for net proceeds of $50,500 pursuant to a secondary private placement offering.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes
The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

--------------------------------------------------------------------------------

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006.

NOTE 3 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's authorized capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of December 31, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

During the period ended December 31, 2005, a director purchased 7,000,000 shares of common stock in the Company at $0.001 per share with proceeds to the Company totalling $7,000. As at December 31, 2005 the proceeds were outstanding and were reflected as subscription receivable. On January 19, 2006 the funds were paid by the director to the Company.

Private Placement
On August 10, 2005, the Company authorized a private placement offering of up to 10,000,000 shares of common stock at a price of $0.005 per share. The total amount raised in this financing was $50,000.

--------------------------------------------------------------------------------

On September 1, 2006, the Company issued 2,020,000 shares of common stock at a price of $0.025 per share to a number of shareholders through a secondary private placement offering. The Company received $50,500 in proceeds from the sale of its stock.

As of December 31, 2006, the Company had issued 11,820,000 common shares and had received $71,500 in proceeds from the sale of its stock.

NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

The Company has received advances from a director of the Company to pay for operating costs. The amounts due are unsecured and non-interest bearing with no set terms of repayment. The amount outstanding as of December 31, 2006 was $2,704 (December 31, 2005 - $2,904).

NOTE 5 - INCOME TAXES
--------------------------------------------------------------------------------

As of December 31, 2006, the Company had net operating loss carry forwards of approximately $65,000 that may be available to reduce future years' taxable income and will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, Christopher Brough, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based upon his evaluation as of December 31, 2006, he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal year ended December 31, 2006 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the

United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have assessed the effectiveness of the Company's internal control over financial reporting as of the fiscal year ended December 31, 2006. In making the assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on that assessment, we have concluded that, as of the fiscal year ended December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of our internal control over financial reporting as of the fiscal year ended December 31, 2006 has been audited by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, an independent registered accounting firm, as stated in their report, which is included herein.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons.

Identification of Directors and Executive Officers

Our directors and executive officers, their ages and term served are as follows:

Name                         Age      Term Served           Title
----                         ---      -----------           -----
Christopher J. Brough         63      Since inception       President, Secretary Treasurer,
                                                            Principal Executive Officer,
                                                            Principal Financial Officer
                                                            and sole member of the Board of  Directors

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

Officer and Director Background:

Christopher J. Brough, President, CEO, Director, Secretary/Treasurer

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

Mr.  Brough  is not a  director  of any  other  reporting  company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the directors and officers of the Company.

Involvement in Legal Proceedings

No executive officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive officer or director of the Company is the subject of any pending legal proceedings.

No executive officer or director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or director of any business.

Item 10.   Executive Compensation.

Our current executive officer and director does not receive any compensation and have not received any restricted shares awards, options, or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and our executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and the board of directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $50,000 at each month end. When positive cash flow reaches $15,000 at each month end and appears sustainable, the board of directors will re-address compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position                    Shares         Percent            Security
-----------------                    ------         -------            --------
Christopher J. Brough
President and Director              7,000,000        59.2%              Common
================================================================================
Officers and Directors as
a Group (1)                         7,000,000        59.2%              Common

The address for Christopher J. Brough is 4643 Caulfeild Drive, West Vancouver, BC, Canada V7W 1E9

The above referenced common shares were paid for and issued in September 2005, for consideration of $0.001 per share total consideration of $7,000.

Item 12.   Certain Relationships and Related Transactions.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated, we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Brough anticipates devoting, at a minimum, ten to fifteen percent of his available time to the Company's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 13.   Exhibits.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

Exhibit
   No.            Description
--------          -----------

3.1       Articles of Incorporation (1)
3.2       Bylaws of PlasmaTech, Inc. (2)
31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.*
32.1 Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2 Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**

(1) Incorporated by reference from the Company's Form SB-2 filed with the Commission on April 20, 2006.

(2) Incorporated by reference from the Company's Form SB-2 filed with the Commission on April 20, 2006.

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

Item 14.   Principal Accounting Fees and Services.

During the fiscal year ended December 31, 2006, we incurred approximately $13,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for the fiscal year ended December 31, 2006 and for the review of our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

During the fiscal year ended December 31, 2006, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but not limited to, tax-related services, actuarial services or valuation services.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PlasmaTech, Inc.

Dated: April 12, 2007     By:     /s/ Christopher J. Brough
                                ---------------------------------------------
                                Christopher J. Brough
                                President, Secretary Treasury,
                                Principal Executive Officer and
                                Principal Financial Officer and Sole Director