Form 10QSB
period 2007-03-31
PLASMATECH, INC.
filed 2007-05-21
CIK 1356735

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                          Commission File No. 000-52633

                                PLASMATECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Nevada                                             56-2474226
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                        2764 Lake Sahara Drive, Suite 111
                             Las Vegas, Nevada 89117
               (Address of principal executive offices, zip code)

                                 (702) 851-1330
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act): Yes [X]   No [ ]

As of March 31, 2007 there were 11,820,000 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                                PLASMATECH, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE PERIOD ENDED MARCH 31, 2007

                                      INDEX


Index                                                                       Page
-----                                                                       ----

Part I.      Financial Information

             Item 1.  Financial Statements

                      Balance Sheet as of March 31, 2007 (unaudited)
                       and December 31, 2006.................................. 4

                      Statements of Operations - for the three months
                        ended March 31, 2007 and 2006(unaudited) ............. 5


                      Statements of Cash Flows for the three months
                        ended March 31, 2007 and 2006 (unaudited) ............ 6

                      Notes to Unaudited Financial Statements ................ 7

             Item 2.  Management's Discussion and Analysis
                        and Plan of Operation ................................ 7

             Item 3.  Controls and Procedures ................................ 9

Part II.     Other Information

             Item 1.  Legal Proceedings ...................................... 9
             Item 2.  Unregistered Sales of Equity Securities
                        and Use of Proceeds .................................. 9
             Item 3.  Defaults Upon Senior Securities ........................ 9
             Item 4.  Submission of Matters to a Vote of Security Holders .... 9
             Item 5.   Other Information ..................................... 9
             Item 6.  Exhibits ............................................... 9

Signatures     ...............................................................10

Certifications ...............................................................11

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB release contains "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company's ability to (i) adapt to rules and regulations that may be promulgated that affect how PlasmaTech must conduct its business and operations; (ii) market and distribute its product; (iii) secure capital to continue operations; (iv) achieve and manage growth; and (v) develop or acquire new technology to effectively provide new and/or better products, and other factors discussed in PlasmaTech, Inc's filings with the Securities and Exchange Commission ("SEC").

Our management has included projections and estimates in this Form 10-QSB, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                          PART I. FINANCIAL INFORMATION

ITEM   1.    FINANCIAL STATEMENTS.




                                PlasmaTech, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2007

                                   (unaudited)














BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS



                                                     PLASMATECH, INC.
                                               (A Development Stage Company)

                                                      BALANCE SHEETS




                                                                                 March 31,     December 31,
                                                                                    2007          2006
                                                                                 (unaudited)
                                                                                -----------    ------------
                                                        ASSETS
CURRENT ASSETS
      Cash                                                                      $     6,423    $    17,133
      Prepaid                                                                           650            604
                                                                                -----------    -----------

                                                                                $     7,073    $    17,737
                                                                                -----------    -----------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                         2,993    $     8,243
     Due to related party                                                             2,704          2,704
                                                                                -----------    -----------

                                                                                      5,697         10,947
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY
   Capital stock
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      11,820,000 shares of common stock (December 31, 2006 - 11,820,000)             11,820         11,820
   Additional paid-in capital                                                        59,680         59,680
   Deficit accumulated during the development stage                                 (70,124)       (64,710)
                                                                                -----------    -----------

                                                                                      1,376          6,790
                                                                                -----------    -----------

                                                                                $     7,073    $    17,737
                                                                                ===========    ===========

             The accompanying notes are an integral part of these financial statements.



                                PLASMATECH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                                                                              Cumulative
                                                                                                              results of
                                                                                                           operations fro
                                                                            Three months   Three months    July  14, 2004
                                                                                ended          ended          (inception)
                                                                              March 31,      March 31,       to March 31,
                                                                                2007           2006             2007
                                                                            ------------   ------------    -------------
  EXPENSES
   Office and general                                                      $        914    $      1,970    $     11,680
     Consulting fees                                                               --              --            28,700
   Professional fees                                                              4,500           4,500          29,744
                                                                           ------------    ------------    ------------

NET LOSS                                                                   $     (5,414)   $     (6,470)   $    (70,124)
                                                                           ============    ============    ============




BASIC AND DILUTED NET LOSS PER SHARE                                       $      (0.00)   $      (0.00)
                                                                           ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED
                                                                             11,820,000       9,800,000
                                                                           ============    ============


                        The accompanying notes are an integral part of these financial statements.



                                PLASMATECH, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Cumulative
                                                                               results of
                                                                             operations from
                                                     Three months ended      July  14, 2004
                                                --------------------------     (inception)
                                                 March 31,       March 31,    to March 31,
                                                   2007            2006           2007
                                                -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $    (5,414)   $    (6,470)   $   (70,124)
  Changes in operating assets and liabilities
    Accounts payable and accrued liabilities         (5,250         (3,699)         2,993
     Prepaid                                            (46)          (499)          (650)
     Due to related party                              --             (200)         2,704
                                                -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES               (10,710)       (10,868)       (65,077)
                                                -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                   --            7,000         71,500
                                                -----------    -----------    -----------


NET INCREASE (DECREASE) IN CASH                     (10,710)        (3,868)         6,423

CASH, BEGINNING                                      17,133         14,197           --
                                                -----------    -----------    -----------

CASH, ENDING                                    $     6,423    $    10,329    $     6,423
                                                ===========    ===========    ===========





Supplemental cash flow information:
Cash paid for:
  Interest                                      $      --      $      --      $      --
                                                ===========    ===========    ===========

  Income taxes                                  $      --      $      --      $      --
                                                ===========    ===========    ===========



        The accompanying notes are an integral part of these financial statements.

                                PLASMATECH, INC.
                          (A Development Stage Company)

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2007
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

Going Concern
-------------
The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. At March 31, 2007 the Company had incurred losses of $70,124. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for up to 10,000,000 common shares at $0.005 per share.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management's Discussion and Analysis
------------------------------------

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Form 10-QSB. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

Plan of Operation
-----------------

The Company (hereinafter referred to as "PlasmaTech", the "Company," "we", "our" or "us"), has not yet generated any revenue from its operations. As of March 31, 2007 the company had $6,423 of cash on hand. We anticipate that its current cash holdings and cash generated from operations will not be sufficient to satisfy its liquidity requirements over the next 12 months and the company will seek to obtain additional funds. We will require working capital to support our marketing campaigns, such as attendance at trade shows to demonstrate its product, and pay legal and accounting fees. We anticipate raising additional capital through the sale of our common stock, debt securities or will seek alternative sources of financing.

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

There can be no assurance that we will be successful in raising additional equity financing, and, thus, be able to satisfy our future cash requirements, which primarily consist of working capital directed towards the development of the website and marketing campaigns, as well as legal and accounting fees. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of our shares. Management believes that if subsequent private placements are successful, we will be able to generate revenue from sales of the products and achieve liquidity within the following twelve to fourteen months thereof. However, investors should be aware that this is based upon speculation and there can be no assurance that we will ever be able reach a level of profitability.

During the fiscal quarter ending March 31, 2007 the Company was primarily focused on market research and customer identification.

As of March 31, 2007 the Company has not received any orders for its product.

We intend to proceed with securing exclusive marketing rights for the company's plasma products for North and South America. We estimate that these rights will require a one time fee of approximately $10,000 and will require minimum annual sales quotas.

The Company plans to continue its marketing activities during the next twelve months by initiating the development of our website and launching direct email and telephone marketing activities directed at trade show design companies who may be interested in purchasing or licensing our products. We estimate that it will cost $10,000 to develop the website and $4,000 for direct email and telephone marketing.

We anticipate visiting up to ten high profile trade show design companies to solicit product orders from qualified customers. We estimate the travel cost to attend these shows will be $20,000. After obtaining product orders from at least ten "flagship" customers, we plan to finance further, more extensive, marketing activities, soliciting product orders from major trade show design companies across North America. We intend to hire a commission sales person to promote the company's product line within its primary market, the trade show management and promotions industry. The company anticipates that the sales cycle (the length of time between initial customer contact and the completion of the sale) will be a minimum of 90 days.

We also plan to design and order additional samples of our plasma lighting products. We will purchase additional samples from various manufacturers in China and refine our technical requirements, specifications and pricing based on customer needs as determined from our marketing activities. We estimate that these samples will cost $22,000. We will also continue to identify a company or companies in China that will be able to manufacture and supply the signs according to our specifications and standards. We anticipate that it will be necessary to travel to China in order to finalize contractual terms and conditions with its chosen sign supplier(s). While in China we will also initiate arrangements for the shipping and distribution of our product from the factory in China to its customers in North America. The cost of securing product and arranging delivery is expected to total $7,000.

The Company does not expect the purchase or sale of any significant equipment and has no current material commitments nor has it generated any revenue since its inception.

We have no current plans, preliminary or otherwise, to merge with any other entity.

As the company expands its business, it will likely incur losses. We plan on funding these losses through revenues generated through our marketing activities. If we are unable to satisfy its capital requirements through its revenue production or we are unable to raise additional capital through the sale of our common shares we may have to borrow funds in order to sustain our business. We cannot give any assurance or guarantee that we will be able to borrow funds because we are a new business and the future success of the Company is highly speculative.

Off Balance Sheet Arrangements
------------------------------

As of the date of this Form 10-QSB, the current funds available to the Company will not be sufficient to continue to be able to meeting its reporting obligations as a "reporting issuer" under the Securities Exchange Act of 1934, as amended. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $15,000. The Company's sole officer and director, Christopher Brough, has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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



ITEM 3.  CONTROLS AND PROCEDURES

As of the period covered by this report, PlasmaTech carried out an evaluation, under the supervision and with the participation of its management, including Christopher Brough, PlasmaTech's President, who also currently acts as PlasmaTech's principal financial officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, PlasmaTech's President concluded that PlasmaTech's disclosure controls and procedures are effective for the gathering, analyzing and disclosing of information that PlasmaTech is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the PlasmaTech's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subjected to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit
Number         Description
------         -----------

3.1            Articles  of  Incorporation  of  the  Company   (incorporated  by
               reference to the Company's Registration Statement on Form SB-2 filed on April 20, 2006).

3.2 Bylaws (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on April 20, 2006)).

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PlasmaTech, Inc.
                               (Name of Registrant)

Date: May 21, 2007             By:   /s/ Christopher Brough
                                     -------------------------------------------
                                     Christopher Brough
                                     President


                                  EXHIBIT INDEX

Exhibit
Number            Description

Exhibit
Number         Description
------         -----------

3.1            Articles  of  Incorporation  of  the  Company   (incorporated  by
               reference to the Company's Registration Statement on Form SB-2 filed on April 20, 2006).

3.2 Bylaws (incorporated by reference to the Company's Registration Statement on Form SB-2 filed on April 20, 2006)).

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.