Form 10QSB
period 2007-06-30
PLASMATECH, INC.
filed 2007-08-14
CIK 1356735

M

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                          Commission File No. 000-52633

                                PLASMATECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Nevada                                             56-2474226
---------------------------------                          -------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

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

As of June 30, 2007 there were 11,820,000 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]


                                              PLASMATECH, INC.
                                       QUARTERLY REPORT ON FORM 10-QSB
                                     FOR THE PERIOD ENDED JUNE 30, 2007

                                                    INDEX


                                                                                                        Page
                                                                                                        ----

Part I            FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006................... 5
                  Statements of Operations - for the three months ended June 30, 2007 and 2006, six months ended June 30, 2007 and 2006,
                           and from inception to June 30, 2007 (unaudited) .............................. 6
                  Statements of Cash Flows for the three months ended June 30, 2007 and 2006 and six months ended June 30, 2007 and 2006,
                           and from inception to June 30, 2007 unaudited)................................ 7
                  Notes to Unaudited Financial Statements ............................................... 8

                  Item 2.  Management's Discussion and Analysis and Plan of Operation ................... 8

                  Item 3.  Controls and Procedures.......................................................10

Part II.          OTHER INFORMATION
                  Item 1.  Legal Proceedings ............................................................10
                  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ..................10
                  Item 3.  Defaults Upon Senior Securities ..............................................10
                  Item 4.  Submission of Matters to a Vote of Security Holders ..........................10
                  Item 5.  Other Information ............................................................10
                  Item 6.  Exhibits .....................................................................11

Signatures        .......................................................................................11

Certifications    .......................................................................................11


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

                                PlasmaTech, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2007

                                   (Unaudited)










BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS


                                                PLASMATECH, INC.
                                          (A Development Stage Company)

                                                 BALANCE SHEETS


                                                                                       June 30,      December 31,
                                                                                         2007           2006
                                                                                      Unaudited)
                                                                                      -----------    -----------

                                                      ASSETS
CURRENT ASSETS
      Cash                                                                            $     1,263    $    17,133
      Prepaid expenses                                                                        176            604
                                                                                      -----------    -----------

                                                                                      $     1,439    $    17,737
                                                                                      ===========    ===========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                        $     4,110    $     8,243
   Advances from related party                                                              2,704          2,704
                                                                                      -----------    -----------

                                                                                            6,814         10,947
                                                                                      -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      11,820,000 shares of common stock (December 31, 2006 - 11,820,000)                   11,820         11,820
   Additional paid-in capital                                                              59,680         59,680
   Deficit accumulated during the development stage                                       (76,875)       (64,710)
                                                                                      -----------    -----------

                                                                                           (5,375)         6,790
                                                                                      -----------    -----------

                                                                                      $     1,439    $    17,737
                                                                                      ===========    ===========




                The accompanying notes are an integral part of these financial statements


                                                       PLASMATECH, INC.
                                                 (A Development Stage Company)

                                                   STATEMENTS OF OPERATIONS
                                                          (Unaudited)




                                                                                                                  Period from July
                                                                Three months ended          Six months ended       14, 2004 (date
                                                            -------------------------   -------------------------   of inception)
                                                              June 30,      June 30,      June 30,     June 30,     to June 30,
                                                                2007          2006         2007          2006          2007
                                                            -----------   -----------   -----------   -----------   -----------

EXPENSES
   Office and general                                       $     1,251   $       158   $     2,165   $     1,127   $    12,931
     Consulting Fee                                                --            --            --           1,000        28,700
   Professional fees                                              5,500         4,000        10,000         8,500        35,244
                                                            -----------   -----------   -----------   -----------   -----------

NET LOSS                                                    $     6,751   $     4,158   $    12,165   $    10,627   $    76,875
                                                            ===========   ===========   ===========   ===========   ===========




BASIC AND DILUTED NET LOSS PER SHARE
                                                            $      --     $      --     $      --     $      --
                                                            ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED

                                                             11,820,000     9,800,000    11,820,000     9,800,000
                                                            ===========   ===========   ===========   ===========



                               The accompanying notes are an integral part of these financial statements



                                                       PLASMATECH, INC.
                                                 (A Development Stage Company)

                                                   STATEMENTS OF CASH FLOWS
                                                          (Unaudited)



                                                                                                               Period from July
                                                                                        Six months ended         14, 2004 (date
                                                                                    -------------------------    of inception)
                                                                                      June 30,     June 30,       to June 30,
                                                                                       2007          2006            2007
                                                                                    -----------   -----------    -----------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                                                         $   (12,165)   $   (10,627)   $   (76,875)
  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                                            (4,133)        (2,700)         4,110
     Advances from a related party                                                        --             (200)         2,704
     Prepaid expenses                                                                      428           (499)          (176)
                                                                                   -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                                  (15,870)       (14,026)       (70,237)
                                                                                   -----------    -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                      --            7,000         71,500
                                                                                   -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                        (15,870)        (7,026)         1,263

CASH, BEGINNING                                                                         17,133         14,197           --
                                                                                   -----------    -----------    -----------

CASH, ENDING                                                                       $     1,263    $     7,171    $     1,263
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
                                                                                   ===========    ===========    ===========





                               The accompanying notes are an integral part of these financial statements

                                PLASMATECH, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2007
                                   (Unaudited)
 -------------------------------------------------------------------------------
NOTE 1 - BASIS OF PRESENTATION

Going Concern
The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. As of June 30, 2007, the Company had incurred losses of $76,875. The Company is funding its initial operations by way of issuing Founders' shares and entering into a private placement offering for up to 10,000,000 common shares at $0.005 per share.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.


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

Plan of Operation

The Company (hereinafter referred to as "PlasmaTech", the "Company," "we", "our" or "us"), has not yet generated any revenue from its operations. As of June 30, 2007 the company had $1,439 of cash on hand. We anticipate that its current cash holdings and cash generated from operations will not be sufficient to satisfy its liquidity requirements over the next 12 months and the company will seek to obtain additional funds. We will require working capital to support our marketing campaigns, such as attendance at trade shows to demonstrate its product, and pay legal and accounting fees. We anticipate raising additional capital through the sale of our common stock, debt securities or will seek alternative sources of financing.

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

During the fiscal quarter ending June 30, 2007 the Company was primarily focused on market research and customer identification.

As of June 30, 2007 the Company has not received any orders for its product.

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

                                PlasmaTech, Inc.
                                (Name of Registrant)

Date: August 14, 2007           By:   /s/ Christopher Brough
                                      ------------------------------------------
                                      Christopher Brough
                                      President


                                  EXHIBIT INDEX

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