Form 10QSB
period 2007-09-30
PLASMATECH, INC.
filed 2007-11-14
CIK 1356735

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File No. 000-52633

PLASMATECH, INC.

(Exact name of registrant as specified in its charter)

Nevada 56-2474226 (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

2764 Lake Sahara Drive, Suite 111
Las Vegas, Nevada 89117

(Address of principal executive offices)

(702) 851-1330

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes [X] No [  ]

As of September 30, 2007 there were 11,820,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PLASMATECH, INC.

QUARTERLY REPORT ON FORM 10-QSB
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB release contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the company’s ability to (i) adapt to rules and regulations that may be promulgated that affect how PlasmaTech must conduct its business and operations; (ii) market and distribute its product; (iii) secure capital to continue operations; (iv) achieve and manage growth; and (v) develop or acquire new technology to effectively provide new and/or better products, and other factors discussed in PlasmaTech, Inc’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-QSB, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PlasmaTech, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PLASMATECH, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006

ASSETS

CURRENT ASSETS
Cash	$ 68	$ 17,133
Prepaid expenses	176	604

	$ 244	$ 17,737

LIABIL ITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 10,210	$ 8,243
Advances from related party	2,704	2,704

	12,914	10,947

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
75 ,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
11,820,000 shares of common stock (December 31, 2006 – 11,820,000)	11,820	11,820
Additional paid-in capital	59,680	59,680
Deficit accumulated during the development stage	(84,170)	(64,710)

	(12,670)	6,790

	$ 244	$ 17,737

The accompanying notes are an integral part of these financial statements.

PLASMATECH, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Period from July 14, 2004 (date of inception) to September 30, 2007

EXPENSES
Office and general	$ 2,994	$ 5,391	$ 5,159	$ 6,519	$ 15,925
Consulting Fee	-	27,700	-	28,700	28,700
Professional fees	4,301	1,710	14,301	10,210	39,545

NET LOSS	$ 7,295	$ 34,801	$ 19,460	$ 45,429	$ 84,170

BASIC AND DILUTED NET LOSS PER SHARE	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	11,820,000	10,458,696	11,820,000	10,021,978

The accompanying notes are an integral part of these financial statements.

PLASMATECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended, September 30, 2007	Nine months ended September 30, 2006	Period from July 14, 2004 (date of inception) to September 30, 2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$ (19,460)	$ (45,429)	$ (84,170)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,967	(4,155)	10,210
Advances from related party	-	(200)	2,704
Prepaid expenses	428	(104)	(176)

NET CASH USED IN OPERATING ACTIVITIES	(17,065)	(49,888)	(71,432)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Proceeds from sale of common shares	-	55,500	71,500

NET INCREASE (DECREASE) IN CASH	(17,065)	5,612	68

CASH, BEGINNING	17,133	14,197	-

CASH, ENDING	$ 68	$ 19,809	$ 68

Supplemental cash flow information and non-cash financing activities:
Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PLASMATECH, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company’s Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Management’s Discussion and Analysis

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

Plan of Operation

The Company (hereinafter referred to as “PlasmaTech”, the “Company,” “we”, “our” or “us”), has not yet generated any revenue from its operations. As of September 30, 2007 the Company had $68 of cash on hand. We anticipate that its current cash holdings and cash generated from operations will not be sufficient to satisfy its liquidity requirements over the next 12 months and we will seek to obtain additional funds. We will require working capital to support our marketing activities, such as attending trade shows to demonstrate our product, and pay legal and accounting fees. We anticipate raising additional capital through the sale of our common stock, debt securities or will seek alternative sources of financing.

If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned sales and marketing efforts which could harm the Company’s financial condition and operating results. In addition, we may require additional funds in order to finance a more rapid expansion, to develop new or enhanced services or products or invest in complementary businesses, technologies, services or products. This additional funding may not be available on favorable terms, if at all.

There can be no assurance that we will be successful in raising additional equity financing to satisfy our future cash requirements, which is primarily working capital for the development of our website and carrying out our marketing campaigns, as well as legal and accounting fees. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of our shares. Management believes that if subsequent private placements are successful, we will be able to generate revenue from sales of the products and achieve liquidity within the next twelve to fourteen months thereof. However, investors should be aware that this is based upon speculation and there can be no assurance that we will ever be able reach a level of profitability.

During the fiscal quarter ending September 30, 2007 the Company was primarily focused on market research and customer identification.

As of September 30, 2007 the Company has not received any orders for its product.

We intend to proceed with securing exclusive marketing rights for the Company’s plasma products for North and South America. We estimate that these rights will require a one time fee of approximately $10,000 and will require minimum annual sales quotas.

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

We anticipate visiting up to ten high profile trade show design companies to solicit product orders from qualified customers. We estimate the travel cost to attend these shows will be $20,000. After obtaining product orders from at least ten “flagship” customers, we plan to finance further, more extensive, marketing activities and solicit product orders from major trade show design companies across North America. We intend to hire a commission sales person or persons to promote the Company’s product line within its primary market, the trade show management and promotions industry. The Company anticipates that the sales cycle (the length of time between initial customer contact and the completion of the sale) will be a minimum of 90 days.

We also plan to design and order additional samples of our plasma lighting products. We will purchase additional samples from various manufacturers in China and refine our technical requirements, specifications and pricing based on customer needs as determined from our marketing activities. We estimate that these samples will cost $22,000. We will also continue to identify a company or companies in China that will be able to manufacture and supply the signs according to our specifications and standards. We anticipate that it will be necessary to travel to China in order to finalize contractual terms and conditions with our chosen sign supplier(s). While in China we will also initiate arrangements for the shipping and distribution of our product from the factory in China to its customers in North America. The cost of securing product and arranging delivery is expected to total $7,000.

We do not expect to purchase or sell any significant equipment, have no current material commitments nor have we generated any revenue since inception.

We have no current plans, preliminary or otherwise, to merge with any other entity.

As the Company expands its business, we will likely incur losses. We plan on funding these losses through revenues generated from our marketing activities. If we are unable to satisfy our capital requirements through revenue production or we are unable to raise additional capital through the sale of our common shares we may have to borrow funds in order to sustain our business. We cannot give any assurance or guarantee that we will be able to borrow funds because we are a new business and the future success of the Company is highly speculative.

Off Balance Sheet Arrangements

As of the date of this Form 10-QSB, the current funds available to the Company will not be sufficient to continue to be able to meet our reporting obligations as a “reporting issuer” under the Securities Exchange Act of 1934, as amended. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $15,000. The Company’s officer and director, Christopher Brough, has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained. However, there is no contract in place or written agreement securing this undertaking. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. CONTROLS AND PROCEDURES

As of the period covered by this report, PlasmaTech carried out an evaluation, under the supervision and with the participation of its management, including Christopher Brough, PlasmaTech’s p resident, who also currently acts as the Company’s principal financial officer, of the design and operation of its disclosure controls and procedures. Based on this evaluation, PlasmaTech’s p resident concluded that the Company’s ’ disclosure controls and procedures are effective for the gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company ’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of this evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings. From time to time, the Company may become subjected to litigation or proceedings in connection with its business, as either a plaintiff or defendant. There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Appointment of Director

Effective September 5, 2007, the Company’s board of directors appointed Mr. John R. McLane as a director.

From July 2006 until August 2007, Mr. McLane was p resident, CEO and a member of the b oard of d irectors of Immureboost, Inc., formerly known as eSavingsStore.com, a publicly traded company . Mr. McLane is currently the president and a principal of Mobius Asset Management, Inc., a Commodity Trading Advisor in Scottsdale, Arizona, and Perfect Travel and Promotions, an Internet based on-line travel promotional company headquartered in Daytona Beach, Florida. Mr. McLane graduated from Xavier University in 1974 having earned a Bachelor of Arts degree in Political Science.

ITEM 6. EXHIBITS.

Exhibit No.                                  Description

3.1           Articles of Incorporation of the Company (incorporated by reference to the Company's

                Registration Statement on Form SB-2 filed on April 20, 2006).

3.2           Bylaws (incorporated by reference to the Company’s Registration Statement on

                Form SB-2 filed on April 20, 2006).

31.1         Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-

                Oxley Act of 2002.

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

PlasmaTech, Inc.

(Name of Registrant)

Date: November 14, 2007                               By: /s/ Christopher Brough_

Christopher Brough                               President, Principal Executive Officer,

and Principal Financial Officer