Form 10KSB
period 2007-12-31
PLASMATECH, INC.
filed 2008-03-31
CIK 1356735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission File Number: 333-133427

PLASMATECH, INC.

(Name of small business issuer in its charter)

                                    Nevada                                                                                          56-2474226

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2764 Lake Sahara Drive, Suite 111

Las Vegas, Nevada 89117

(Address of principal executive offices)

(702) 851-1330

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:           Common Stock

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X No

State issuer’s revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The most recent sales of the Company’s common shares on March 11, 2008 were $4.10 on the OCTBB with an aggregate value of $115,680,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of the fiscal year ended December 31, 2007, the Company had 70,920,000 shares of common shares, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes	No X

TABLE OF CONTENTS	PAGE

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-KSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

PlasmaTech, Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

PART I

Please note that throughout this Annual Report, and unless otherwise noted, the words “we”, “our” “us”, the “Company”, or “PlasmaTech”, refer to PlasmaTech, Inc.

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

One of the Company’s principal businesses is the design and marketing of illuminated signboards using plasma lighting technology. Plasma lighting technology enables the reproduction of brightly illuminated, photo-quality images onto thin plastic. Plasma light has the capability of competing in many markets currently dominated by incandescent, fluorescent and neon lighting. We intend to secure the exclusive North American and South American marketing rights for this plasma lighting technology from the agent representing the Chinese patent holder of the manufacturing process.

The Company’s Plasma products will compete with traditional signboard lighting products. Our plasma products provide bright light applications while consuming only a fraction of the energy required by conventional light sources. The patented process used to manufacture our plasma products creates a plastic that is thinner than a credit card but, when powered, illuminates to a brilliance that is two and a half times brighter than neon lights. We will initially market this technology to the trade show industry and focus on signage applications in industrial trade show exhibits and displays such as illuminated banners and wall displays. Future applications may include general promotional products and safety products.

On January 25, 2008 the Company announced the development of an additional website being NetSaversDirect.com an internet-based money saving system designed to provide substantial annual savings on items which an average family consumes on a recurring basis in their regular lifestyle. The Company intends to make this system available to corporations, organizations, and other affiliate groups such as churches, schools and unions. These groups will be able to offer their employees or members an authentic benefit through NetSaversDirect.com which will deliver substantial value at an affordable price.

NetSaversDirect.com savings will initially be available on everyday purchases including groceries, entertainment tickets and dining.

The Company is operated by its officers and directors and does not have any employees.

Item 2.	Description of Property.

The Company’s principle address is Suite 111, 2764 Lake Sahara Drive, Las Vegas, Nevada, 89117. We rent shared office space. This property arrangement satisfies our current needs and will be adequate up to the point that the Company begins operations. At that point, we may be required to rent or lease commercial property that is capable of providing adequate storage and office space. We anticipate rent on a per month basis for adequate commercial space will cost the Company approximately $1,500. This estimate is based upon local commercial spaces with approximately 2,000 - 3,000 square feet of storage capability and 500 to 1,000 square feet of office space. However, we plan to continue to utilize the current premises until that space is no longer adequate. Currently, commercial property has not been secured by the Company and there can be no assurance that adequate space will be found when needed or if adequate space can be found at the price we have estimated.

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

On February 1, 2008 by consent of the majority of the Company’s outstanding shares a resolution was passed to increase the Company’s authorized shares from 75,000,000 to 200,000. The Company also amended its articles of incorporation to eliminate preemptive rights of holders of common stock.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Currently, the Company’s common shares are listed on the Over the Counter Bulletin Board Market OTCBB

As of the fiscal year ended December 31, 2007, the Company had thirty-six (36) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

Item 6.	Management’s Discussion, Financial Condition or Plan of Operation.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal year ended December 31, 2007, the Company had $853 of cash. We anticipate that our current cash holdings and cash generated from operations will not be sufficient to satisfy our liquidity requirements over the next 12 months and we will seek to obtain additional funds. We will require working capital to support our marketing campaigns. We anticipate raising additional capital through the sale of our common stock, debt securities or will seek alternative sources of financing.

If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned sales and marketing efforts, which could harm the Company’s financial condition and operating results. In addition, we may require additional funds in order to fund a more rapid expansion, to develop new or enhanced services or products or invest in complementary businesses, technologies, services or products. This additional funding may not be available on favorable terms, if at all.

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

During the fiscal year ended December 31, 2007, the Company was primarily focused demonstrating its Plasma Technology to potential reseller and users. We also on June 12, 2007 received permission to have our common stock quoted on the Over the Counter Bulletin Board OTCBB.

As of fiscal year ended December 31, 2007, the Company has not received any orders for its product.

We intend to proceed with securing exclusive marketing rights for our plasma products for North and South America. We estimate that these rights will require a one time fee of approximately $10,000 and will require minimal annual sales quotas.

We intend to continue to demonstrate our Plasma sign technology to possible customer and resellers and we anticipate we will spend approximately $10,000 in direct sales efforts.

The Company will also continue to develop its NetSaversDirect web site, we anticipate we will have to spend an additional $30,000 dollars on software consulting prior to commercial launch.

Once we obtain commercial launch of our NetSaversDirect web site we will begin marketing campaigns including banner exchanges, search engine optimization, and traditional banner advertising. We anticipate the initial cost to launch an advertising campaign for NetSaversDirect to be approximately $25,000 dollars.

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

Off Balance Sheet Arrangement

As of the date of this Form 10-KSB, the current funds available to the Company will not be sufficient to continue maintaining a reporting status. The cost to maintain the reporting status of the Company for the next twelve months has been estimated at $15,000. Our officers and directors have indicated to us that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement.

On March 3, 2008 one of the Company’s directors provided the Company with 15,000 dollars in the form of a non-secured non interesting bearing loan with no repayment terms.

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

DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of PlasmaTech, Inc. (a development stage company)

We have audited the accompanying balance sheets of PlasmaTech, Inc. (a development stage company) as of December 31, 2007 and 2006 and the statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from July 14, 2004 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of PlasmaTech, Inc. as of September 30, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and for the period from July 14, 2004 (inception) through December 31, 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated and requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 18, 2008

PLASMATECH, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2007	December 31, 2006

ASSETS

CURRENT ASSETS
Cash	$ 853	$ 17,133
Prepaid expenses	373	604

	$ 1,226	$ 17,737

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 8,500	$ 8,243
Due to related party (Note 4)	17,704	2,704

	26,204	10,947

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
70,920,000 shares of common stock (2006 – 70,920,000)	70,920	11,820
Additional paid-in capital	580	59,680
Deficit accumulated during the development stage	(96,478)	(64,710)

	(24,978)	6,790

	$ 1,226	$ 17,737

The accompanying notes are an integral part of these financial statements.

PLASMATECH, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative results of operations from July 14, 2004 (inception) to December 31, 2007

EXPENSES

Office and general	$ 6,147	$ 8,251	$ 16,913
Consulting fees	1,000	28,700	29,700
Professional fees	24,621	17,860	49,865

NET LOSS	$ (31,768)	$ (54,811)	$ (96,478)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	70,920,000	62,851,068

The accompanying notes are an integral part of these financial statements.

PLASMATECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM JULY 14, 2004 (INCEPTION) TO DECEMBER 31, 2007

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, July 14, 2004	-	$ -	$ -	$ -	$ -	$ -

Net loss	-	-	-	-	(1,949)	(1,949)

Balance, December 31, 2004	-	-	-	-	(1,949)	(1,949)

Common stock issued for cash at $0.001 per share – September 15, 2005 (pre-dividend)	7,000,000	7,000	-	-	-	7,000

Common stock issued for cash at $0.005 per share - September 23, 2005 (pre-dividend)	2,800,000	2,800	11,200	-	-	14,000

Share subscription receivable	-	-	-	(7,000)	-	(7,000)

Net loss	-	-	-	-	(7,950)	(7,950)

Balance, December 31, 2005	9,800,000	9,800	11,200	(7,000)	(9,899)	4,101

Share subscription receivable	-	-	-	7,000	-	7,000

Common stock issued for cash at $0.025 per share – September 1, 2006 (pre-dividend)	2,020,000	2,020	48,480	-	-	50,500

Net loss	-	-	-	-	(54,811)	(54,811)

Balance, December 31, 2006	11,820,000	11,820	59,680	-	(64,710)	6,790

Stock dividend issued 5 new shares for each outstanding share – September 17, 2007	59,100,000	59,100	(59,100)	-	-	-

Net loss	-	-	-	-	(31,768)	(31,768)

Balance, December 31, 2007	70,920,000	$ 70,920	$ 580	$ -	$ (96,478)	$ (24,978)

The accompanying notes are an integral part of these financial statements.

-11

PLASMATECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended, December 31, 2007	Year ended, December 31, 2006	Cumulative results of operations from July 14, 2004 (inception) to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (31,768)	$ (54,811)	$ (96,478)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	257	1,051	8,500
Prepaid expenses	231	(604)	(373)
Due to related party	15,000	(200)	17,704

NET CASH USED IN OPERATING ACTIVITIES	(16,280)	(54,564)	(70,647)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	-	57,500	71,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	57,500	71,500

NET (DECREASE) INCREASE IN CASH	(16,280)	2,936	853

CASH, BEGINNING	17,133	14,197	-

CASH, ENDING	$ 853	$ 17,133	$ 853

Supplemental cash flow information:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PLASMATECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PlasmaTech, Inc. (the “Company”) is in the initial development stage and has incurred losses since inception totaling $96,478. The Company was incorporated on July 14, 2004 in the State of Nevada. The Company was organized to enter into the design and sale of illuminated signboard products. The Company intends to enter into the production of photo quality images on plastic that light up in a pre-programmed animated series, requiring minimal amounts of electricity. The Company’s initial market focus of this technology will be for trade show exhibit and installation designers within North and South America. To date the Company has had no business operations.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founders’ shares and entering into a private placement offering for up to 10,000,000 common shares at $0.005 per share.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. The Company’s actual results could vary materially from management’s estimates and assumptions. Significant areas requiring the use of management estimates relate to the determination expected tax rates for future income tax recoveries and determining the fair values of financial instruments.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No.5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would make more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended December 31, 2007.

Net Loss per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. For the years presented, diluted loss per share is equal to basic loss per share as the effect of the computations are anti-dilutive.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and due to related party approximates their fair value due to the short maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

The Company has adopted SFAS No. 123(R), “Share-Based Payment,” which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. As at December 31, 2007 and 2006, the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in the Company’s fiscal year beginning January 1, 2010. Management is evaluating the impact adopting SFAS 141R will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2010.

NOTE 3 – CAPITAL STOCK

The Company’s authorized capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On September 1, 2006, the Company issued 2,020,000 shares of common stock (pre-dividend issuance) at a price of $0.025 per share to a number of shareholders through a secondary private placement offering. The Company received $50,500 in proceeds from the sale of its stock.

On September 17, 2007 a majority of shareholders and directors of the Company approved a special resolution to declare a stock dividend of 5 shares of the Company’s previously unissued common stock for each outstanding share whereby 59,1000,000 common shares were issued pro-rata to shareholders of the Company as of the record dated on September 17, 2007.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the stock dividend issuance have been adjusted to reflect the stock dividend on a retroactive basis, unless otherwise noted.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has received advances from a director of the Company to pay for operating costs. The amounts due are unsecured, non-interest bearing and have no set terms of repayment. The amount outstanding as of December 31, 2007 was $17,704 (December 31, 2006 - $2,704).

NOTE 5 – INCOME TAXES

As of December 31, 2007, the Company had net operating loss carry forwards of approximately $96,000 that may be available to reduce future years’ taxable income and will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Deferred tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

During the year 2007, the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2007, but believes that these provisions will not limit the availability of losses to offset future income.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8a.	Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2007 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Item 8b.	Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Yours Truly,

PART III

Item 9.	Directors, Executive Officers, Promoters, and Control Persons.

Identification of Directors and Executive Officers

Our directors and executive officers, their ages and term served are as follows:

Name	Age	Term Served	Title

David Saltrelli	63	Since March 7, 2008	President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors

John McLane	59	Since September 5, 2007	Director

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officers and directors.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

David A. Saltrelli, President, CEO, Director, Secretary/Treasurer

Mr. Saltrelli has been President, CEO, and Secretary/Treasurer since March 7, 2008. Since 2002, Mr. Saltrelli, age 59, has been the President of Fractional Marking & Consulting, a real estate and marking consulting firm located in Florida. In 1974, Mr. Saltrelli earned a B.S. Degree in Finance/Economics from St. John Fisher College. In 1976, he earned an MBA Degree from University of Rochester Graduate School of Management.

John R. McLane, Director

Mr. McLane has been a director of the Company since September 5, 2008. Mr. McLane is currently the President and a principal of Mobius Asset Management, Inc., a Commodity Trading Advisor in Scottsdale, Arizona and Perfect Travel and Promotions, an Internet based on-line travel promotional company with thousands of clients nationwide. It is headquartered in Daytona Beach, Florida. Mr. McLane graduated from Xavier University in 1974 having earned a Batchelor of Arts degree in Political Science.

Significant Employees

The Company does not, at present, have any employees other than its current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

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

Our current executive officers and directors do not receive any compensation and have not received any restricted shares awards, options, or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and our executive officer or directors. Our executive officer and directors have agreed to work without remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to the officers and compensate the directors for participation. Our executive officer and the board of directors have the responsibility to determine the timing of remuneration for key personnel based upon such factors as positive cash flow to include shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $50,000 at each month end. When positive cash flow reaches $15,000 at each month end and appears sustainable, the board of directors will re-address compensation for key personnel and enact a plan at that time which will benefit the Company as a whole. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management Related Shareholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named directors and executive officers, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position	Shares	Percent	Security

Christopher J. Brough

Affiliate	42,000,000	59.2%	Common

John R McLane

Director	0	0

David A. Saltrelli

President & CEO	0	0

========================================================

Officers and Directors as

a Group (1)	0	0%	Common

Item 12.	Certain Relationships and Related Transactions.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated, we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officers and there is no assurance that the services to be provided by them will be available for any specific length of time in the future The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

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
Oxley Act of 2002.**

(1) Incorporated by reference from the Company’s Form SB-2 filed with the Commission on April 20, 2006.

(2) Incorporated by reference from the Company’s Form SB-2 filed with the Commission on April 20, 2006.

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

Item 14.	Principal Accounting Fees and Services.

During the fiscal year ended December 31, 2007, we incurred approximately $11,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for the fiscal year ended December 31, 2007 and for the review of our financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

During the fiscal year ended December 31, 2007, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but not limited to, tax-related services, actuarial services or valuation services.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PlasmaTech, Inc.

Dated: March 18, 2008	By:	/s/ David A. Saltelli

David A. Saltrelli
President, Secretary Treasury, Principal Executive Officer and
Principal Financial Officer and Director