Form 10-Q
period 2007-03-31
PLASMATECH, INC.
filed 2008-05-15
CIK 1356735

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-133427

PLASMATECH, INC.

(Exact name of registrant as specified in its charter)

Nevada                         56-2474226

(State of or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

2764 Lake Sahara Drive, Suite 111, Las Vegas, Nevada 89117

(Address of principal executive offices)                 (Zip Code)

(702) 851-1330

( Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ( )	Accelerated filer	( )

Non-accelerated filer ( )	(Do not check if smaller reporting company)	Smaller reporting company	( X )

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).         Yes |X]      No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31 200 8, the registrant had 70,920,000 shares of common stock, $0.001 par value, issued and outstanding.

Index

Page Number
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets as of March 31, 2008 and December 31, 2007 (audited)	4
Stockholders’ Equity (Deficit) from inception (July 14, 2004 ) to March 31, 2008	4
Interim Statements of Operations for three months ended March 31, 2008 for three months ended March 31, 2007 and cumulative from inception (July 14, 2004) to March 31, 2008	5
Interim Statement of Cash Flows for three months ended March 31, 2008 for three month ended March 31, 2007 and cumulative from inception to March 31, 2008	6
Notes to Interim Financial Statements to March 31, 2008	7
Item 2. Management’s Discussion and Analysis or Plan of Operation	8
Item 3. Controls and Procedures	10
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits	13

PlasmaTech, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2008

(unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PLASMATECH, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2008 (unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$ 7,183	$ 853
Prepaid	46	373

	$ 7,229	$ 1,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 13,155	$ 8,500
Due to related party	27,704	17,704

	40,859	26,204

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
75 ,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
70,920,000 shares of common stock (2007 – 70,920,000)	70,920	70,920
Additional paid-in capital	580	580
Deficit accumulated during the development stage	(105,130)	(96,478)

	(33,630)	(24,978)

	$ 7,229	$ 1,226

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Cumulative results of operations from July 14, 2004 (inception) to March 31, 2008

EXPENSES

Office and general	$ 2,747	$ 914	$ 19,660
Consulting fees	-	-	29,700
Professional fees	5,905	4,500	55,770

NET LOSS	$ (8,652)	$ (5,414)	$ (105,130)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	70,920,000	70,920,000

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended, March 31, 2008	Three months ended, March 31, 2007	Cumulative results of operations from July 14, 2004 (inception) to March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,652)	$ (5,414)	$ (105,130)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	4,655	(5,250)	13,155
Advances from related party	10,000	-	27,704
Prepaid expenses	327	(46)	(46)

NET CASH PROVIDED USED IN OPERATING ACTIVITIES	6,330	(10,710)	(64,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	71,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	71,500

NET INCREASE (DECREASE) IN CASH	6,330	(10,710)	7,183

CASH, BEGINNING	853	17,133	-

CASH, ENDING	$ 7,183	$ 6,423	$ 7,183

Supplemental cash flow information and non-cash financing activities:
Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2008 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PlasmaTech, Inc. (the “Company”) is in the initial development stage and has incurred losses since inception totaling $105,130. The Company was incorporated on July 14, 2004 in the State of Nevada. The Company was organized to enter into the design and sale of illuminated signboard products. The Company intends to enter into the production of photo quality images on plastic that light up in a pre-programmed animated series, requiring minimal amounts of electricity. The Company’s initial market focus of this technology will be for trade show exhibit and installation designers within North and South America. To date the Company has had no business operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions

Overview

Business Development : PlasmaTech, Inc. i s a development stage company, organized on July 14, 2004, in the State of Nevada, to enter into the design and sale of illuminated signboard products using a plasma lighting technology produced in China under a patented manufacturing process.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended March 31, 2008, the Company had $7,183 of cash. We incurred operating expenses in the amount of

$8,652 in the quarter ended March 31, 2008. We anticipate that our current cash holdings and cash generated from operations will not be sufficient to satisfy our liquidity requirements over the next 12 months and we will seek to obtain additional funds. We will require working capital to support our marketing campaigns. We anticipate raising additional capital through the sale of our common stock, debt securities or will seek alternative sources of financing.

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

Over the next 12 month period we must raise capital and continue with the marketing of our Plasma technology and the continued development of our NetSaversDirect web site. The Company intends to focus more effort on its NetSaversDirect.com website, once competed, we will begin a multi-focused marketing plan to garner awareness for our site.

Once we obtain commercial launch of our NetSaversDirect web site we will begin marketing campaigns including banner exchanges, search engine optimization, and traditional banner advertising.

We intend to approach additional service providers and goods manufactures for discounted products and services to offer while generating advertising revenues for the NetSaversDirect web site.

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

Off Balance Sheet Arrangement

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry our business plan. Our President, David Satrelli has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mr. Satrelli’s expression is neither a contract nor agreement between him and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2008 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2008 and communicated the matters to our management.

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

 Item 4b.     Changes in Internal Controls
 There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under theExchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On March 7, 2008 Christopher Brough the company’s President, Chief Execute Officer, Chief Financial Officer, Secretary, Treasurer and member of the Board of Directors resigned. Concurrent with Mr. Brough’s resignation, Mr. David Satrelli was appointed President, Chief Execute Officer, Chief Financial Officer, Secretary, Treasurer and member of the Board of Directors.

ITEM 6. EXHIBITS

3.1     Articles of Incorporation [1]

3.2     By-Laws [1]

31.1      Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2      Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.2      Section 1350 Certification of Chief Executive Officer

32.2      Section 1350 Certification of Chief Financial Officer **

[1] Incorporated by reference from the Company’s filing with the Commission on April 20, 2006

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASMATECH, INC.

BY: /s/ David Satrelli_______

David Satrelli

President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer and sole Director

Dated: May 14, 2008