Form 10-K/A
period 2007-12-31
PLASMATECH, INC.
filed 2008-06-26
CIK 1356735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Amendment No. 1)

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

Item 8a(T)

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

PART III

Item 9.	Directors, Executive Officers, Promoters, and Control Persons.

Identification of Directors and Executive Officers

Our directors and executive officers, their ages and term served are as follows:

Name	Age	Term Served	Title

David Saltrelli	63	Since March 7, 2008	President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors

John McLane	59	Since September 7, 2008	Director

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

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named directors and executive officers, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position	Shares	Percent	Security

Christopher J. Brough

Affiliate	42,000,000	59.2%	Common

John R McLane

Director	0	0

David A. Saltrelli

President & CEO	0	0

====================================================================

Officers and Directors as

a Group (1)	0	0%	Common

David A. Saltrelli

Item 12.	Certain Relationships and Related Transactions.

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

PlasmaTech, Inc.

Dated: March 18, 2008	By:	/s/ David A. Saltrelli
------------------------------
David A. Saltrelli
President, Secretary Treasury, Principal Executive Officer and
Principal Financial Officer and Director