Form 10-K/A
period 2007-12-31
PLASMATECH, INC.
filed 2008-07-02
CIK 1356735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Amendment No. 2)

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

Within 90 days prior to the end of the period covered by this report, the registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the registrant's President and Principal Financial Officer. Based upon that evaluation, he concluded that the registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant's disclosure obligations under the Exchange Act.

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

PlasmaTech, Inc.

Dated: July 2, 2008	By:	/s/ David A. Saltrelli
------------------------------
David A. Saltrelli
President, Secretary Treasury, Principal Executive Officer and
Principal Financial Officer and Director