Form 10-Q
period 2008-06-30
PLASMATECH, INC.
filed 2008-09-11
CIK 1356735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008-09-08

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  0000-52633

PLASMATECH, INC.

(Exact name of registrant as specified in its charter)

NEVADA	000-52633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 N. Rainbow Blvd., Suite 250

Las Vegas, Nevada 89107

(Address of principal executive offices and Zip Code)

(702) 851-1330

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes  [  ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X]  Yes  [  ]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 30, 2008, there were 70,920,000 shares of common stock issued and outstanding.

PlasmaTech, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2008

(unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PLASMATECH, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$ 75,312	$ 853
Prepaid	50,046	373

TOTAL CURRENT ASSETS	$ 125,358	$ 1,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 8,754	$ 8,500
Due to related party	27,104	17,704
..Due to third party	128,000	0

TOTAL CURRENT LIABILITIES	$ 163,858	$ 26,204

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
70,920,000 shares of common stock (2007 – 70,920,000)	70,920	70,920
Additional paid-in capital	580	580
Deficit accumulated during the development stage	(110,000)	(96,478)

TOTAL STOCKHOLDERS’ EQUITY	(38,500)	(24,978)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 125,358	$ 1,226

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	Cumulative results of operations from July 14, 2004 (inception) to June 30, 2008

EXPENSES

Office and general	$ (2,770)	$ (1,251)	$ (5,517)	$ (2,165)	$ (22,430)
Consulting fees	-	-	-	-	(29,700)
Professional fees	(2,100)	(5,500)	(8,005)	(10,000)	(57,870)

NET LOSS	$ (4,870)	$ (6,751)	$ (13,522)	$ (12,165)	$ (110,000)

BASIC AND DILUTED NET LOSS PER SHARE	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	70,920,000		70,920,000

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended, June 30, 2008	Three months ended, June 30, 2007	Six months ended, June 30, 2008	Six months ended, June 30, 2007	Cumulative results of operations from July 14, 2004 (inception) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (4,870)	$ (6,751)	$ (13,522)	$ (12,615)	$ (105,130)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(4,400)	1,117	255	(4,133)	13,155
Advances from related party	(600)	-	9,400	-	27,704
Loan from third party	128,000	-	128,000	-	128,000
Prepaid expenses	(50,000)	474	(49,673)	428	(46)

NET CASH PROVIDED USED IN OPERATING ACTIVITIES	68,130	(5,160)	74,460	(15,870)	(64,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	-	-	71,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-	-	71,500

NET INCREASE (DECREASE) IN CASH	68,130	(5,160)	74,460	(15,870)	7,183

CASH, BEGINNING	7,183	6,423	853	17,133	-

CASH, ENDING	$ 75,313	$ 1,263	$ 75,313	$ 1,263	$ 7,183

Supplemental cash flow information and non-cash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PlasmaTech, Inc. (the “Company”) is in the initial development stage and has incurred losses since inception totaling $110,000.  The Company was incorporated on July 14, 2004 in the State of Nevada.  The Company was organized to enter into the design and sale of illuminated signboard products.  The Company intends to enter into the production of photo quality images on plastic that light up in a pre-programmed animated series, requiring minimal amounts of electricity. The Company’s initial market focus of this technology will be for trade show exhibit and installation designers within North and South America. To date the Company has had no business operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended June 30, 2008, the Company had $75,312 of cash. We incurred operating expenses in the amount of $4,870 in the quarter ended June 30, 2008. We anticipate that our current cash holdings and cash generated from operations will not be sufficient to satisfy our liquidity requirements over the next 12 months and we will seek to obtain additional funds. We will require working capital to support our marketing campaigns. We anticipate raising additional capital through the sale of our common stock, debt securities or will seek alternative sources of financing.

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

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry our business plan.  Our President, David Saltrelli has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Saltrelli’s expression is neither a contract nor agreement between him and the company.

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

Item 4T. Controls And Procedures

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

As of June 30, 2008 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2008 and communicated the matters to our management.

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

Item 1A.  Risk Factors

Not applicable.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission Of Matters To A Vote Of Security Holders

        None

Item 5. Other Information

    None

Item 6.  Exhibits

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
14.1	Code of Business Conduct and Ethics	Previously Filed
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-

	Oxley Act of 2002	Included
99.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.2	SB-2 Registration Statement	Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLASMATECH, INC.

/s/ David A. Saltrelli

David A. Saltrelli

President, Secretary Treasury, Principal Executive Officer and Principal Financial Officer and Director