Form 10-Q
period 2008-09-30
PLASMATECH, INC.
filed 2008-11-14
CIK 1356735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, there were 70,920,000 shares of common stock issued and outstanding.

PlasmaTech, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PLASMATECH, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$ 75,746	$ 853
Deposit on Purchase	10,700	-
Prepaid	-	373

	$ 86,446	$ 1,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 8,755	$ 8,500
Due to related party	17,004	17,704
Due to third party	128,000	0

	$ 153,759	$ 26,204

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
70,920,000 shares of common stock (2007 – 70,920,000)	70,920	70,920
Additional paid-in capital	580	580
Deficit accumulated during the development stage	(138,813)	(96,478)

	(67,313)	(24,978)

	$ 86,446	$ 1,226

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Cumulative results of operations from July 14, 2004 (inception) to September 30, 2008

EXPENSES

Office and general	$ (24,337)	$ (2,994)	$ (29,855)	$ (5,159)	$ (46,768)
Consulting fees	-	-	-	-	(29,700)
Professional fees	(4,475)	(4,301)	(12,480)	(14,301)	(62,345)

NET LOSS	$ (28,812)	$ (7,295)	$ (42,334)	$ (12,165)	$ (138,813)

BASIC AND DILUTED NET LOSS PER SHARE	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	70,920,000	10,458,696	70,920,000

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended, September 30, 2008	Nine months ended, September 30, 2007	Cumulative results of operations from July 14, 2004 (inception) to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (42,335)	$ (19,460)	$(138,813)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(445)	1,967	8,055
Advances from related party	-	-	17,704
Loan from third party	128,000	-	128,000
Prepaid expenses	(10,327)	428	(10,700)

NET CASH PROVIDED USED IN OPERATING ACTIVITIES	74,893	(17,065)	21,246

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	71,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	71,500

NET INCREASE (DECREASE) IN CASH	74,893	(17,065)	75,746

CASH, BEGINNING	85.	17,133	-

CASH, ENDING	$ 75,746	$ 68	$ 75,746

Supplemental cash flow information and non-cash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2008 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PlasmaTech, Inc. (the “Company”) is in the initial development stage and has incurred losses since inception totaling $138,813.  The Company was incorporated on July 14, 2004 in the State of Nevada.  The Company was organized to enter into the design and sale of illuminated signboard products.  The Company intends to enter into the production of photo quality images on plastic that light up in a pre-programmed animated series, requiring minimal amounts of electricity. The Company’s initial market focus of this technology will be for trade show exhibit and installation designers within North and South America. To date the Company has had no business operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

The Company’s plasma lighting products will compete with traditional signboard lighting products. Our plasma lighting products provide bright light applications, while consuming only a fraction of the energy required by conventional light sources. The patented process used to manufacture our plasma lighting products creates a plastic that is thinner than a credit card, but, when powered, illuminates to a brilliance that is two and a half times brighter than neon lights. We will initially market this technology to the trade show industry and focus on signage applications in industrial trade show exhibits and displays such as illuminated banners and wall displays. Future applications may include general promotional products and safety products.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended September 30, 2008, the Company had $75,746 of cash. We incurred operating expenses in the amount of $28,812 in the quarter ended September 30, 2008. We anticipate that our current cash holdings and cash generated from operations will not be sufficient to satisfy our liquidity requirements over the next 12 months and we will seek to obtain additional funds. We will require working capital to support our marketing campaigns. We anticipate raising additional capital through the sale of our common stock, debt securities or will seek alternative sources of financing.

If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned sales and marketing efforts, which could harm the Company’s financial condition and operating results. In addition, we may require additional funds in order to fund a more rapid expansion, to develop new or enhanced services or products or invest in complementary businesses, technologies, services or products.  This additional funding may not be available on favourable terms, if at all.

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

Over the next 12 month period we must raise capital and continue with the marketing of our Plasma technology and the continued development of our NetSaversDirect web site. The Company intends to focus more effort on its NetSaversDirect.com website; once competed, we will begin a multi-focused marketing plan to garner awareness for our site.

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

The company has raised $128,000 in an unsecured non-interest bearing loan repayable in June 2010. Failure to do so and the loan will be converted into $4 common stock.

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

As of September 30, 2008 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2008 and communicated the matters to our management.

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

 Item 4b.     Changes in Internal Controls

 There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the registrant or has a material interest adverse to the registrant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

    None

ITEM 6.  EXHIBITS

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously Filed
14.1	Code of Business Conduct and Ethics	Previously Filed
99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.1	Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
99.2	SB-2 Registration Statement	Previously Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLASMATECH, INC.

/s/ David A Saltrelli

David A. Saltrelli

President, Secretary Treasury, Principal Executive Officer and Principal Financial Officer and Director