Form 10-K
period 2008-12-31
PLASMATECH, INC.
filed 2009-05-15
CIK 1356735

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number:  333-133427

_______________________________

PLASMATECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	I.R.S. Employer Identification No.
(State or other jurisdiction of incorporation or organization)	56-2474226

2764 Lake Sahara Drive, Suite 111

Las Vegas, Nevada 89117

(Address of principal executive offices, including zip code)

(702) 851-1330

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this        Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

The common stock was last sold at a price of $0.85 on May 11, 2009. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $24,548,000.

The Registrant had outstanding 70,920,000 shares of Common Stock par value $0.001 as of May 13, 2009

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form 10-Q filed on November 14, 2008, filed on Form 8-K on January 27, 2009 and the Information Statement as revised filed on Form DEFR14C are incorporated by reference within Part I and Part II herein.

INDEX

PLASMATECH, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Plasmatech” "we," "our," and "us" refer to Plasmatech, Inc.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by Plasmatech with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Plasmatech with the SEC may also be obtained from the Company by directing a request to Plasmatech, Inc., Attention: Marvin Williams, 2764 Lake Sahara Drive, Suite 111, Las Vegas, Nevada 89117

ITEM 1	BUSINESS.

General

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

Description of Business

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

On January 25, 2008 the Company announced the development of an additional website being NetSaversDirect.com an internet-based money saving system designed to provide substantial annual savings on items which an average family consumes on a recurring basis in their regular lifestyle. The Company no longer intends to make this system available to corporations, organizations, and other affiliate groups such as churches, schools and unions. The business of NetSaversDirect.com will be discontinued.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol PMAH. Our stock is very thinly traded. We cannot provide any guarantee or assurance the market for our common stock will ever improve in the future.  If such a market is not developed shareholders may not be able to sell their shares and would likely lose their entire investment.

The Company is operated by its officers and directors and does not have any employees.

ITEM 1A	RISK FACTORS

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on July 14, 2004 and we have not started our proposed business activities or realized any revenues. Since inception we have accumulated a loss of $221,001. We have no operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to incur operating losses in future periods. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

If we are able to complete financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2008. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2008. The identified material weaknesses did not result in material audit adjustments to our 2008 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditor’s report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES.

We do not own any property; the principal offices are located 2764 Lake Sahara Drive, Suite 111 Las Vegas, Nevada 89117.

ITEM 3	LEGAL PROCEEDINGS.

Plasmatech is not currently a party to any legal proceedings.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On February 20, 2008 the Board of Directors and Consenting Shareholders representing a majority of outstanding common voting shares held a meeting and adopted and approved an amendment to Plasmatech’s Articles of Incorporation to increase the number of shares of authorized common stock, par value $0.001 per share, from 75,000,000 to 200,000,000. Such amendment is referred to as the “Authorized Shares Amendment.”

Additional details of the above Board actions can be viewed on the SEC’s website (EDGAR) under the Company’s filing DEFR14C, filed on February 20, 2008.

On October 14, 2008, the consenting stockholder consented in lieu of an annual meeting of stockholders to elect Ryan Gibson, Anthony Caridi and Marvin Williams as directors of the Company until the next annual meeting of shareholders and their respective successors are duly elected, or until their respective death or resignation or removal.

Additional details of the above Board actions can be viewed on the SEC’s website (EDGAR) under the Company’s filing DEFR14C, filed on November 30, 2008.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCBB under the symbol PAMH. The stock is thinly traded and last traded on May 11, 2009 at $0.85. We cannot provide any guarantee that the market for the common stock will improve in the future.

The authorized common stock of the Company consists of 200,000,000 shares with par value of $0.001.

During 2008 the following no unregistered securities were sold or issued.

We did not declare or pay dividends during the Fiscal Year 2008 and do not anticipate declaring or paying dividends in fiscal year 2009.

We had no equity compensation plan in 2008.

ITEM 6	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Plasmatech, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2008.  As of December 31, 2008 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects", "intends", "believes", "anticipates", "may", "could", "should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor's report on our December 31, 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This doubt exists because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly we must raise cash from sources other than the sale of our products. Our only other source of cash at this time is advances from our officers and directors and third party investment through loans or sale of our common equity. See "December 31, 2008 Audited Financial Statements - Auditors Report."

As of December 31, 2008, Plasmatech had $4,258 of cash on hand. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for our planned business activities and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be highly difficult for a development stage company to secure. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur business and administrative expenses as well as professional fees and other expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business activities, which could harm our business, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

Total expenses in the fiscal year ending December 30, 2008 were $127,474 resulting in an operating loss in the fiscal year of $124,523. The operating loss for the period is a result of professional fees in the amount of $21,962, office and general expenses in the amount of $29,612, software development expense of $62,800 and a finance charge of $13,100. Since inception we have incurred operating expenses of $223,952.

The Company has received advances from a director of the Company to pay for operating costs. The amounts due are unsecured, non-interest bearing and have no set terms of repayment. The amount outstanding as of December 31, 2008 was $17,004 (December 31, 2007 - $17,704).

The company has raised $128,000 in an unsecured non-interest bearing loan repayable in June 2010. Failure to do so and the loan will be converted into $4 common stock.

Off-Balance Sheet Arrangements. None

Contractual Obligations.None

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PlasmaTech, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

(Audited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER’S EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Plasmatech Inc

(A Development Stage Company)

We have audited the accompanying balance sheet of Plasmatech Inc (A Development Stage Company) as of December 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008 and since inception on July 14, 2004 through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Plasmatech Inc as of December 31, 2007 were audited by other auditors whose report dated March 18, 2008, expressed an unqualified opinion on those statements.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plasmatech Inc (A Development Stage Company) as of December 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008 and since inception on July 14, 2004 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no operations and has not established a reliable revenue source, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

May 13, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

PLASMATECH, INC.

(A Development Stage Company)

BALANCE SHEETS

(Audited)

	December 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS
Cash	$ 4,258	$ 853
Prepaid	-	373

	$ 4,258	$ 1,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 8,755	$ 8,500
Due to related party	17,004	17,704
Due to third party	128,000	-

	$ 153,759	$ 26,204

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
70,920,000 shares of common stock (2007 – 70,920,000)	70,920	70,920
Additional paid-in capital	580	580
Deficit accumulated during the development stage	(221,001)	(96,478)

	(149,501)	(24,978)

	$ 4,258	$ 1,226

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Audited)

	Year ended December 31, 2008	Year ended December 31, 2007	Cumulative results of operations from July 14, 2004 (inception) to December 31, 2008

Other Income/Expense

Interest	$ 451	-	$ 451
Other Income	2,500		2,500
Total Other Income	$ 2,951		$ 2,951

Expenses

Office and general	$ (29,612)	$ (6,147)	$ (59,625)
Software Development	(62,800)		(62,800)
Finance Charge	(13,100)	(1,000)	(29,700)
Professional fees	(21,962)	(24,621)	(71,827)
Total Expenses	$ (127,474)	$ (31,768)	$ (223,952)

NET LOSS, before Income Taxes	$ (124,523)	$ (31,768)	$ (221,001)

Total Tax Expense	-	-	-
NET LOSS	$ (124,523)	$ (31,768)	$ (221,001)

BASIC AND DILUTED NET LOSS PER SHARE	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	70,920,000	70,920,000

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM JULY 14, 2004 (INCEPTION) TO DECEMBER 31, 2008

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, July 14, 2004	-	$ -	$ -	$ -	$ -	$ -

Net loss	-	-	-	-	(1,949)	(1,949)

Balance, December 31, 2004	-	-	-	-	(1,949)	(1,949)

Common stock issued for cash at $0.001 per share – September 15, 2005 (pre-dividend)	42,000,000	42,000	(35,000)	-	-	7,000

Common stock issued for cash at $0.005 per share - September 23, 2005 (pre-dividend)	16,800,000	16,800	(2,800)	-	-	14,000

Share subscription receivable	-	-	-	(7,000)	-	(7,000)

Net loss	-	-	-	-	(7,950)	(7,950)

Balance, December 31, 2005	58,800,000	58,800	(37,800)	(7,000)	(9,899)	4,101

PLASMATECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM JULY 14, 2004 (INCEPTION) TO DECEMBER 31, 2008 (Continued)

Balance, December 31, 2005	58,800,000	58,800	(37,800)	(7,000)	(9,899)	4,101

Share subscription receivable	-	-	-	7,000	-	7,000

Common stock issued for cash at $0.025 per share – September 1, 2006 (pre-dividend)	12,120,000	12,120	38,380	-	-	50,500

Net loss	-	-	-	-	(54,811)	(54,811)

Balance, December 31, 2006	70,920,000	70,920	580	-	(64,710)	6,790

Stock dividend issued 5 new shares for each outstanding share – September 17, 2007, this has been retro-actively applied	-	-	-	-	-	-

Net loss	-	-	-	-	(31,768)	(31,768)

Balance, December 31, 2007	70,920,000	70,920	580	-	(96,478)	(24,978)

Net loss	-	-	-	-	(124,523)	(124,523)

Balance, December 31, 2008	70,920,000	$ 70,920	$ 580	$ -	$ (221,001)	$ (149,501)

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

	Year ended, December 31, 2008	Year ended, December 31, 2007	Cumulative results of operations from July 14, 2004 (inception) to December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (124,523)	$ (31,768)	$(221,001)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	255	257	8,755
Advances from related party	(700)	15,000	17,004
Loan from third party	128,000	-	128,000
Prepaid expenses	373	2318	-

NET CASH PROVIDED USED IN OPERATING ACTIVITIES	3,405	(16,280)	(67,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	71,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	71,500

NET INCREASE (DECREASE) IN CASH	3,405	(16,280)	4,258

CASH, BEGINNING	853	17,133	-

CASH, ENDING	$ 4,258	$ 853	$ 4,258

Supplemental cash flow information and non-cash financing activities:

Cash paid for:

Interest	$ -	$ -

Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008 (Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

PlasmaTech, Inc. (the “Company”) is in the initial development stage and has incurred losses since inception totaling $221,001. The Company was incorporated on July 14, 2004 in the State of Nevada. The Company was organized to enter into the design and sale of illuminated signboard products. The Company intends to enter into the production of photo quality images on plastic that light up in a pre-programmed animated series, requiring minimal amounts of electricity. The Company’s initial market focus of this technology will be for trade show exhibit and installation designers within North and South America. To date the Company has had no business operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007 and December 31, 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

PLASMATECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation is only on the basic loss per share.

Advertising

The company expenses advertising as incurred. The company has had no advertising since inception.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating

PLASMATECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at December 31, 2008 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will

PLASMATECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the

Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial

Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed.

So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007).

The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in

Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No.

160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will

PLASMATECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of his pronouncement will have on its consolidated financial statements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Company’s results of operations or financial position.

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have cash nor material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of December 31, 2008, the Company had issued 70,920,000 for net funds to the Company of $71,500.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of SFAS No. 107 and SFAS No. 157, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

PLASMATECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008 (Audited)

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of December 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has received advances from a director of the Company to pay for operating costs. The amounts due are unsecured, non-interest bearing and have no set terms of repayment. The amount outstanding as of December 31, 2008 was $17,004 (December 31, 2007 - $17,704).

NOTE 7 – LOAN FROM THIRD PARTY

The company has raised $128,000 in an unsecured non-interest bearing loan repayable in June 2010. Failure to do so and the loan will be converted into $4 common stock.

NOTE 8 – INCOME TAXES

As of December 31, 2008, the Company had net operating loss carry forwards of approximately $221,000 that may be available to reduce future years’ taxable income and will expire commencing in 2024. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Deferred tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

During the year 2008, the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carryforward for any future activity, the amount attributed to interest and penalties would be immaterial.

Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation. Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2008, but believes that these provisions will not limit the availability of losses to offset future income.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 28, 2008, Plasmatech, Inc. (the “Company”) notified Dale Matheson Carr-Hilton LaBonte LLP (“Dale Matheson”) that the Company had dismissed Dale Matheson as the independent registered public accounting firm of the Company.

The reports of Dale Matheson regarding the Company’s financial statements as of December 31, 2007 and 2006 and the statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from July 14, 2004 (inception) through December 31, 2007, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

On July 16, 2008, the Company’s Board of Directors resolved to engage the independent registered public accounting firm of Moore & Associates, Chartered (“Moore & Associates”), the Company’s new independent registered public accountants, which appointment Moore & Associates has accepted with the dismissal of Dale Matheson.

Additional details of the above Board actions can be viewed on the SEC’s website (EDGAR) under the Company’s filing on Form 8-K, filed on August 28, 2008.

ITEM 9A(T)	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Plasmatech, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Marvin Williams. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

Plasmatech will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, Plasmatech will enhance and test our year-end financial close process. Additionally, Plasmatech’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2008 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending December 31, 2008, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• Plasmatech will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

None

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides the names and addresses of each person known to Plasmatech to own more than 5% of the outstanding common stock as of December 31, 2008, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class(1)

Common Stock	(1) Chistopher Brough	42,000,000, shares	59.22%

Total Ownership		42,000,000 shares	59.22%

(1)	The percent of class is based on 70,920,000 shares of common stock issued and outstanding as of December 31, 2008.

DIRECTOR, EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

Plasmatech’s executive Officer, Directors and Control affiliate and their respective ages as of December 31, 2008 are as follows:

Directors:

Name of Director	Age
(1)Christopher Brough	64
(2) John R. McLane
(3) David A. Saltrelli	60
Marvin Williams	67
Ryan Gibson	30
Anthony Caridi	37

Executive Officers:

Name of Officer	Age	Office

Marvin Williams	67	President, Chief Executive Officer, Secretary, Treasurer

(1)Mr. Brough has served as President, Secretary, Treasurer and Chairman of the Board of Directors since July 14, 2004 until his resignation as President, Secretary, Treasurer and Chairman of the Board of Directors on March 7, 2008, and has received no compensation as an executive officer or Director from the year ended December 31, 2007 through the date of filing of the information statement on Schedule 14C on November 3, 2008.

(2) Mr. McLane has served as a Director since September 5, 2007, and has received no compensation as a Director from the year ended December 31, 2007 through the date of filing of the information statement on Schedule 14C on November 3, 2008.

(3) Mr. Saltrelli has served as President, Secretary, Treasurer and as a Director since March 7, 2008, and has received no compensation as an executive officer or Director from the year ended December 31, 2007 through the date of filing of the information statement on Schedule 14C on November 3, 2008.

.

The term of office for each director is one year, or until the next annual meeting of shareholders and their respective successors are duly elected, or until their respective death or resignation or removal.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive Officers and Directors for the past five years.

Ryan Gibson, age 30, has served as the President and Chief Executive Officer of Solar Energy Towers, Inc. since June 2008. Since August 2006, he has served as Chairman of the Board of Directors of CanAm Uranium Corp. (“CanAm”), whose shares of common stock are quoted on the Over-the-Counter Bulletin Board (“OTCBB”).

From August 2006 until December 2007, Mr. Gibson served as President and Chief Executive Officer of CanAm. From October 2005 until June 2006, Mr. Gibson served as a Director of Vocalscape Networks, Inc., whose shares of common stock are also quoted on the OTCBB. Mr. Gibson has also served as a Director of Nevstar Precious Metals, a mining company whose shares of common stock are quoted on the Pink Sheets. Mr. Gibson has over 8 years experience in international business, mainly within Canada, the USA, and South Africa.

Anthony Caridi, age 37, has been involved in the public markets for over 15 years.  He commenced his career in the financial industry in 1992 as a broker where he was involved in raising over $200 million for various public companies.  He then moved on to the public company side as the head of Corporate Development for companies trading on the OTCBB, Pinksheets and Frankfurt Exchange.  Mr. Caridi has extensive experience in equity finance and private-to-public via reverse merger acquisitions, IPOs and APOs. From August 2004 to September 2007, Mr. Caridi was Vice President of sales & marketing for Vocalscape networks, a leading VoIP technology company. From September 2007 to present, Mr. Caridi has been self-employed, working in the real estate development business. From August 2003 to August 2004, Mr. Caridi worked self employed business consultant.

Marvin Williams, age 67, has been an entrepreneur most of his adult life. Mr. Williams has been retired since August 2007. Prior to retirement, Mr. Williams was General Manager of Real Car Cash Inc., a British Columbia, Canada company involved in the automobile financing industry. Over the course of his career Mr. Williams has been involved in several startup companies in the educational software industry and entertainment industry.

David A. Saltrelli, was appointed President and Chief Executive Officer and as a member of the Board of Directors of the Company. Since 2002, Mr. Saltrelli, age 59, has been the President of Fractional Marking & Consulting, a real estate and marking consulting firm located in Florida. In 1974, Mr. Saltrelli earned a B.S. Degree in Finance/Economics from St. John Fisher College. In 1976, he earned an MBA Degree from University of Rochester Graduate School of Management.

David R, McLane was appointed director September 5, 2007. From July 2006 until August 2007, Mr. McLane was President, CEO and a member of the Board of Directors of Immureboost, Inc., formerly known as eSavingsStore.com, a public company, which traded on the Over-the-Counter Bulletin Board under the symbol IMBO.

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

Plasmatech’s Officers and Directors have not been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Significant Employees. We do not employ any non-officers who are expected to make a significant contribution to its business.

Corporate Governance

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee. We have has not established an Audit Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Discussion of any Form 3 and Form 4 filings – or lack thereof known to the Company...if know of delinquent will need to check the box on the front cover page “405 disclosure of delinquent filers...”

ITEM 11	EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted Stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation

David A. Saltrelli	2007 2008	0	0	0	0	0	0	0
Officer/ Director

Marvin Williams	2007 2008	0	0	0	0	0	0	0
Officer/ Director

Ryan Gibson	2007 2008	0	0	0	0	0	0	0
Officer/ Director

Anthony Carida	2007 2008	0	0	0	0	0	0	0
Officer/ Director

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2008. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2008.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2008.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to Plasmatech to own more than 5% of the outstanding common stock as of December 31, 2008, and by the management of the Company.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	*Percent of class

Common Stock	Christopher Brough	42,000,000, shares	59.22%

*The percent of class is based on 70,920,000 shares of common stock issued and outstanding as of December 31, 2008

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There were no material transactions between the Company and any Officer, Director or related party of any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The Officers and Directors;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of December 31, 2008 the Company has incurred auditing expenses of approximately $16,500 which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

EXHIBIT NUMBER	DESCRIPTION

23.1 Consent of Moore & Associates

3.1	Articles of Incorporation are incorporated herein by reference to Form SB-2, filed on June 15, 2007.

3.2	By-Laws are incorporated herein by reference to Form SB-2, filed on June 15, 2007.

31.1	8650 SECTION 302 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

32.1	4700 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plasmatech, INC.

By:	/s/ Marvin Williams
Marvin WIlliams
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Director

Date: May14, 2009