Form 10-Q
period 2009-03-31
PLASMATECH, INC.
filed 2009-05-20
CIK 1356735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2009

|_|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-133427

PLASMATECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	56-2474226

(State of or other jurisdiction of incorporation or organization)                            (IRS Employer Identification No.)

2764 Lake Sahara Drive, Suite 111Las Vegas, Nevada 89117

(Address of principal executive offices)	(Zip Code)

(702) 851-1330

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                              Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                          Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2009, the registrant had 70,920,000 shares of common stock, $0.001 par value, issued and outstanding.

Index

Page Number
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements	3
Balance Sheets as of March 31, 2009 and December 31, 2008 (audited)	4
Interim Statements of Operations for three months ended March 31, 2009; for three months ended March 31, 2008 and cumulative from inception (July 14, 2004) to March 31, 2009	5
Interim Statement of Stockholders’ Equity (Deficit) from inception (July 14, 2004 ) to March 31, 2009	6
Interim Statement of Cash Flows for three months ended March 31, 2009; for three month ended March 31, 2008 and cumulative from inception to March 31, 2009	7
Notes to Interim Financial Statements to March 31, 2009	8
Item 2. Management’s Discussion and Analysis or Plan of Operation	8
Item 3. Controls and Procedures	11
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	13
Item 6. Exhibits	14

PlasmaTech, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER’S EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PLASMATECH, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$ 1,164	$ 4,258
Prepaid	-	-

	$ 1,164	$ 4,258

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 8,755	$ 8,755
Due to related party	14,004	17,004
Due to third party	128,000	128,000

	$ 150,759	$ 153,759

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
70,920,000 shares of common stock (2007 – 70,920,000)	70,920	70,920
Additional paid-in capital	580	580
Deficit accumulated during the development stage	(221,095)	(221,001)

	(149,595)	(149,501)

	$ 1,164	$ 4,258

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Cumulative results of operations from July 14, 2004 (inception) to March 31, 2009

REVENUE

Interest	$ -	-	$ 451
Other Income	-		2,500

EXPENSES

Office and general	$ (90)	$ (2,672)	$ (59,719)
Software Development	-		(62,800)
Finance Charge	-	-	(29,700)
Professional fees	-	(5,905)	(71,827)

NET LOSS	$ (90)	$ (8,577)	$ (221,095)

BASIC AND DILUTED NET LOSS PER SHARE	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	70,920,000	70,920,000

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM JULY 14, 2004 (INCEPTION) TO MARCH 31, 2009

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, July 14, 2004	-	$ -	$ -	$ -	$ -	$ -

Net loss	-	-	-	-	(1,949)	(1,949)

Balance, December 31, 2004	-	-	-	-	(1,949)	(1,949)

Common stock issued for cash at $0.001 per share – September 15, 2005 (pre-dividend)	42,000,000	42,000	(35,000)	-	-	7,000
Common stock issued for cash at $0.005 per share - September 23, 2005 (pre-dividend)	16,800,000	16,800	(2,800)	-	-	14,000
Share subscription receivable	-	-	-	(7,000)	-	(7,000)

Net loss	-	-	-	-	(7,950)	(7,950)

Balance, December 31, 2005	58,800,000	58,800	(37,800)	(7,000)	(9,899)	4,101

Share subscription receivable	-	-	-	7,000	-	7,000
Common stock issued for cash at $0.025 per share – September 1, 2006 (pre-dividend)	12,120,000	12,120	38,380	-	-	50,500

Net loss	-	-	-	-	(54,811)	(54,811)

Balance, December 31, 2006	70,920,000	70,920	580	-	(64,710)	6,790

Stock dividend issued 5 new shares for each outstanding share – September 17, 2007, this has been retro-actively applied	-	-	-	-	-	-

Net loss	-	-	-	-	(31,768)	(31,768)

Balance, December 31, 2007	70,920,000	70,920	580	-	(96,478)	(24,978)

Net loss	-	-	-	-	(124,527)	(124,527)

Balance, December 31, 2008	70,920,000	$ 70,920	$ 580	$ -	$ (221,005)	$ (149,505)

Net loss for period	-	-	-	-	(90)	(90)

Balance, March 31, 2009	70,920,000	$ 70,920	$ 580	$ -	$ (221,095)	$ (149,595)

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended, March 31, 2009	Three months ended, March 31, 2008	Cumulative results of operations from July 14, 2004 (inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (90)	$ (8,577)	$(221,095)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	-	4,655	8,755
Advances from related party	(3,000)	10,000	14,004
Loan from third party	-	-	128,000
Prepaid expenses	-	252	-

NET CASH PROVIDED USED IN OPERATING ACTIVITIES	(3,090)	6,330	(70,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	71,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	71,500

NET INCREASE (DECREASE) IN CASH	(3,090)	6,330	1,164

CASH, BEGINNING	4,254	853	-

CASH, ENDING	$ 1,164	$ 7,183	$ 1,164

Supplemental cash flow information and non-cash financing activities:

Cash paid for:

Interest	$ -	$ -

Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2009 (Unaudited)

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended March 31, 2009, the Company had $1,164 of cash. We incurred operating expenses in the amount of $3,090in the quarter ended March 31, 2009. We anticipate that our current cash holdings and cash generated from operations will not be sufficient to satisfy our liquidity requirements over the next 12 months and we will seek to obtain additional funds. We will require working capital to support our marketing campaigns. We anticipate raising additional capital through the sale of our common stock, debt securities or will seek alternative sources of financing.

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

Over the next 12 month period we must raise capital and continue with the marketing of our Plasma technology. The Company has all but abandon the development of its NetSaversDirect web site. The Company intends to focus more effort on its prime business of Plasma Signs.

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

.

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

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry our business plan. Our President, Marvin Williams has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mr. Williams expression is neither a contract nor agreement between him and the company.

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

As of March 31, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2009 and communicated the matters to our management.

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

[1] Incorporated by reference from the Company’s filing with the Commission on October 25, 2007.

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASMATECH, INC.

By:	/s/ Marvin Williams
Marvin Williams
President, Secretary Treasurer, Principal Executive Officer,
Principal Financial Officer, Director
Dated: May 19, 2009