Form 10-Q
period 2009-06-30
PLASMATECH, INC.
filed 2009-10-30
CIK 1356735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-133427

PLASMATECH, INC.

(Exact name of registrant as specified in its charter)

Nevada	56-2474226

(State of or other jurisdiction                                                      (IRS Employer Identification No.)

of incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                          Yes  ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2009, the registrant had 70,920,000 shares of common stock, $0.001 par value, issued and outstanding.

Index

Page Number
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	3
Balance Sheets as of June 30, 2009 and June 30, 2008 (unaudited)	4
Interim Statements of Operations for six months ended June 30, 2009; for six months ended June 30, 2008 and cumulative from inception (July 14, 2004 to June 30, 2009	5
Interim Statement of Stockholders' Equity (Deficit) from inception (July 14, 2004) to June 30, 2009	6
Interim Statement of Cash Flows for six months ended June 30, 2009; for six months ended June 30, 2008 and cumulative from inception to June 30, 2009	7
Notes to Interim Financial Statements to June 30, 2009	8
Item 2. Management's Discussion and Analysis or Plan of Operation	10
Item 4. Controls and Procedures	12
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits	14

PlasmaTech, Inc.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PLASMATECH, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ -	$ 4,258
Prepaid	-	-

	$ -	$ 4,258

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 9,455	$ 8,755
Due to related party	12,900	17,004
Due to third party	128,000	128,000

	$ 150,355	$ 153,759

STOCKHOLDERS’ (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding: 70,920,000 shares of common stock
at June 30, 2009 and December 31, 2008	70,920	70,920
Additional paid-in capital	580	580
Deficit accumulated during the development stage	(221,855)	(221,001)

	(150,355)	(149,501)

	$ -	$ 4,258

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Cumulative results of operations from July 14, 2004 (inception) to June 30, 2009

REVENUE

Interest	$ -	-	$ -	-	$ 451
Other Income	-		-		2,500

EXPENSES

Office and general	$ (760)	$ (745)	$ (854)	$ (3,417)	$ (60,479)
Software Development	-		-		(62,800)
Finance Charge	-	(12,800)	-	(12,800)	(29,700)
Professional fees	-	(2,100)	-	(8,005)	(71,827)

NET LOSS	$ (760)	$ (15,645)	$ (854)	$ (24,222)	$ (221,855)

BASIC AND DILUTED NET LOSS PER SHARE	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	70,920,000	70,920,000	70,920,000	70,920,000

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM JULY 14, 2004 (INCEPTION) TO JUNE 30, 2009

(Unaudited)

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, July 14, 2004	-	$ -	$ -	$ -	$ -	$ -

Net loss	-	-	-	-	(1,949)	(1,949)

Balance, December 31, 2004	-	-	-	-	(1,949)	(1,949)

Common stock issued for
cash at $0.001 per share –
September 15, 2005 (pre-
dividend)	42,000,000	42,000	(35,000)	-	-	7,000
Common stock issued for
cash at $0.005 per share –
Sept. 15, 2005 (pre-
dividend)	16,800,000	16,800	(2,800)	-	-	14,000
Share subscription receivable	-	-	-	(7,000)	-	(7,000)

Net loss	-	-	-	-	(7,950)	(7,950)

Balance, December 31, 2005	58,800,000	58,800	(37,800)	(7,000)	(9,899)	4,101

Share subscription receivable	-	-	-	7,000	-	7,000
Common stock issued for
cash at $0.025 per share –
September 1, 2006 (pre-
dividend)	12,120,000	12,120	38,380	-	-	50,500

Net loss	-	-	-	-	(54,811)	(54,811)

Balance, December 31, 2006	70,920,000	70,920	580	-	(64,710)	6,790

Stock dividend issued 5 new
shares for each outstanding
share – September 17, 2007,
this has been retro-actively
applied	-	-	-	-	-	-

Net loss	-	-	-	-	(31,768)	(31,768)

Balance, December 31, 2007	70,920,000	70,920	580	-	(96,478)	(24,978)

Net loss	-	-	-	-	(124,523)	(124,523)

Balance, December 31, 2008	70,920,000	$ 70,920	$ 580	$ -	$ (221,001)	$ (149,501)

Net loss for period	-	-	-	-	(854)	(854)

Balance, June 30, 2009	70,920,000	$ 70,920	$ 580	$ -	$ (221,855)	$ (150,355)

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended, June 30, 2009	Three months ended, June 30, 2008	Six months ended, June 30, 2009	Six months ended, June 30, 2008	Cumulative results of operations from July 14, 2004 (inception) to June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (760)	$ (15,645)	$ (854)	$ (24,222)	$(221,855)
Changes in operating assets and liabilities
Accounts payable and accrued
liabilities	700	(4,400)	700	255	9,455
Advances from related party	(1,104)	5,000	(4,104)	15,000	12,900
Loan from third party	-	128,000	-	128,000	128,000
Prepaid expenses	-	75	-	327	-

NET CASH PROVIDED USED IN OPERATING ACTIVITIES	(1,164)	113,030	(4,258)	119,360	(71,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on purchases	-	(50,000)	-	(50,000)	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	(50,000)	-	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	-	-	71,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-	-	71,500

NET INCREASE (DECREASE) IN CASH	(1,164)	63,030	(4,258)	69,360	-

CASH, BEGINNING	1,164	7,183	4,258	853	-

CASH, ENDING	$ -	$ 70,213	$ -	$ 70,213	$ -

Supplemental cash flow information and non-cash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2009 (Unaudited)

NOTE 1 - ____CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 -___GOING CONCERN

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

NOTE 3 -____RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for  interim reporting  periods of   publicly traded

companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP 107-1 in the first quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”(“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP 115-2 and 124-2 in the first quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the first quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167,“Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

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

On January 25, 2008 the Company announced the development of an additional website being NetSaversDirect.com,  an  internet-based money  saving  system  designed   to  provide substantial

annual savings on items which an average family consumes on a recurring basis in their regular lifestyle. The Company intends to make this system available to corporations, organizations, and other affiliate groups such as churches, schools and unions. These groups will be able to offer their employees or members an authentic benefit through NetSaversDirect.com which will deliver substantial value at an affordable price.

NetSaversDirect.com savings will initially be available on everyday purchases including groceries, entertainment tickets and dining.

The Company has all but abandoned the development of its NetSaversDirect web site.

The Company is operated by its officers and directors and does not have any employees.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended June 30, 2009, the Company had $0.00 of cash. We incurred operating expenses in the amount of $760 in the quarter ended June 30, 2009. We anticipate that our current cash holdings and cash generated from operations will not be sufficient to satisfy our liquidity requirements over the next 12 months and we will seek to obtain additional funds. We will require working capital to support our marketing campaigns. We anticipate raising additional capital through the sale of our common stock, debt securities or will seek alternative sources of financing.

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

We have no current plans, preliminary or otherwise, to merge with any other entity. The Company has investigated additional technologies available on the market that could add value to the Company and its shareholders.

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

As of June 30, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2009 and communicated the matters to our management.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer **

32.2	Section 1350 Certification of Chief Financial Officer **

[1] Incorporated by reference from the Company’s filing with the Commission on October 25, 2007.

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASMATECH, INC.

BY:	/s/ Marvin Williams

Marvin Williams

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer, Director

Dated: October 27, 2009