Form 10-Q
period 2009-09-30
PLASMATECH, INC.
filed 2009-11-25
CIK 1356735

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                                          Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2009, the registrant had 70,920,000 shares of common stock, $0.001 par value, issued and outstanding.

Index

Page Number
PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements	3
Balance Sheets as of September 30 2009 and September 30, 2008 (unaudited)	4
Interim Statements of Operations for nine months ended September 30, 2009; for nine months ended September 30, 2008 and cumulative from inception (July 14, 2004) to September 30, 2009	5
Interim Statement of Stockholders’ Equity (Deficit) from inception (July 14, 2004 ) to September 30, 2009	6
Interim Statement of Cash Flows for nine months ended September 30, 2009; for nine months ended September 30, 2008 and cumulative from inception to September 30, 2009	7
Notes to Interim Financial Statements to September 30, 2009	8
Item 2. Management’s Discussion and Analysis or Plan of Operation	11
Item 3. Controls and Procedures	14
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits	15

PlasmaTech, Inc.

(A Development Stage Enterprise)

FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

PLASMATECH, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ -	$ 4,254
Prepaid	-	-

	$ -	$ 4,254

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 25,055	$ 9,255
Due to related party	12,400	16,504
Due to third party	128,000	128,000

	$ 165,455	$ 153,759

STOCKHOLDERS’ (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding: 70,920,000 shares of common stock
at September 30, 2009 and December 31, 2008	70,920	70,920
Additional paid-in capital	580	580
Deficit accumulated during the development stage	(236,955)	(221,005)

	(165,455)	(149,505)

	$ -	$ 4,254

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Cumulative results of operations from July 14, 2004 (inception) to September 30, 2009

REVENUE

Interest	$ -	260	$ -	260	$ 451
Other income	-	-	-		2,500

EXPENSES

Office and general	$ (100)	$ (28,633)	$ (950)	$ (45,201)	$ (60,579)
Software development	-		-		(62,800)
Finance charge	-	-	-	-	(29,700)
Professional fees	(15,000)	(12,525)	(15,000)	(20,179)	(86,827)

NET LOSS	$ (15,100)	$ (40,898)	$ (15,950)	$ (65,120)	$ (236,955)

BASIC AND DILUTED NET LOSS PER SHARE	$ -	$ -	$ -	$ -

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	70,920,000	70,920,000	70,920,000	70,920,000

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ DEFICIT

FROM JULY 14, 2004 (INCEPTION) TO SEPTEMBER 30, 2009

(Unaudited)

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, July 14, 2004	-	$ -	$ -	$ -	$ -	$ -

Net loss	-	-	-	-	(1,949)	(1,949)

Balance, December 31, 2004	-	-	-	-	(1,949)	(1,949)

Common stock issued for cash at $0.001 per share – September 15, 2005 (pre-dividend)	42,000,000	42,000	(35,000)	-	-	7,000
Common stock issued for cash at $0.005 per share - September 23, 2005 (pre-dividend)	16,800,000	16,800	(2,800)	-	-	14,000
Share subscription receivable	-	-	-	(7,000)	-	(7,000)

Net loss	-	-	-	-	(7,950)	(7,950)

Balance, December 31, 2005	58,800,000	58,800	(37,800)	(7,000)	(9,899)	4,101

Share subscription receivable	-	-	-	7,000	-	7,000
Common stock issued for cash at $0.025 per share – September 1, 2006 (pre-dividend)	12,120,000	12,120	38,380	-	-	50,500

Net loss	-	-	-	-	(54,811)	(54,811)

Balance, December 31, 2006	70,920,000	70,920	580	-	(64,710)	6,790

Stock dividend issued 5 new shares for each outstanding share – September 17, 2007, this has been retro-actively applied	-	-	-	-	-	-

Net loss	-	-	-	-	(31,768)	(31,768)

Balance, December 31, 2007	70,920,000	70,920	580	-	(96,478)	(24,978)

Net loss	-	-	-	-	(124,527)	(124,527)

Balance, December 31, 2008	70,920,000	$ 70,920	$ 580	$ -	$ (221,005)	$ (149,505)

Net loss for period	-	-	-	-	(15,950)	(15,950)

Balance, September 30, 2009	70,920,000	$ 70,920	$ 580	$ -	$ (236,955)	$ (165,455)

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended, September 30, 2009	Nine months ended, September 30, 2008	Cumulative results of operations from July 14, 2004 (inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (15,950)	$ (65,120)	$(236,955)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	15,800	755	25,055
Advances from related party	(4,104)	(1,200)	12,400
Loan from third party	-	128,000	128,000
Prepaid expenses	-	373	-

NET CASH PROVIDED USED IN OPERATING ACTIVITIES	(4,254)	62,808	(71,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on purchases	-	-	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	71,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	71,500

NET INCREASE (DECREASE) IN CASH	(4,254)	62,808	-

CASH, BEGINNING	4,254	853	-

CASH, ENDING	$ -	$ 63,661	$ -

Supplemental cash flow information and non-cash financing activities:

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

PLASMATECH, INC.

(A Development Stage Enterprise)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2009 (Unaudited)

NOTE 1 - _____CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 -_____GOING CONCERN

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

NOTE 3 -_____RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASC 105, Generally Accepted Accounting Principles ("ASC 105") (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB") into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative". ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

Recently Issued Standards

In September 2009, the FASB issued ASC Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("Statement No. 167"). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 ("Statement No. 166"). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal quarter ended September 30, 2009, the Company had $0.00 of cash. We incurred operating expenses in the amount of $4,104 in the quarter ended September 30, 2009. We anticipate that our current cash holdings and cash generated from operations will not be sufficient to satisfy our liquidity requirements over the next 12 months and we will seek to obtain additional funds. We will require working capital to support our marketing campaigns. We anticipate raising additional capital through the sale of our common stock, debt securities or will seek alternative sources of financing.

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

We have no current plans, preliminary or otherwise, to merge with any other entity. The Company has investigated additional technologies available on the market that could add value to the Company and its shareholders. The Company intends to purchase technology in the near future but has not entered into any material contracts.

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

As of September 30, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2009 and communicated the matters to our management.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executivel Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.2	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]	Incorporated by reference from the Company’s filing with the Commission on October 25,	2007.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASMATECH, INC.

BY:	/s/ Marvin Williams

Marvin Williams

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer, Director

Dated: November 24, 2009